Form 10-Q
period 1996-06-30
EDUCATIONAL INSIGHTS INC
filed 1996-08-09
CIK 919570

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                           -------------------------------


                                      FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1996

                                         OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               for the transition period from            to
                                              ----------    ----------

                           Commission File Number: 0-23606
                                                   -------

                              EDUCATIONAL INSIGHTS, INC.
                (Exact name of registrant as specified in its charter)


            California                                     95-2392545
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                 16941 KEEGAN AVENUE
                                   CARSON, CA 90746
                       (Address of principal executive offices)

          Registrant's telephone number, including area code: (310) 884-2000

Indicate by check mark whether the registrant (1) has filed all reports required to b filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X     No
                                                        -----      -----

As of August 1, 1996 there were 7,040,000 shares of common stock outstanding.




Total number of sequential pages:  10      There are no Exhibits in this
                                 ------    document; hence no Exhibit Index.


- - --------------------------------------------------------------------------------

PART I.  ITEM 1. FINANCIAL STATEMENTS

                              EDUCATIONAL INSIGHTS, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)
         (Unaudited, except for December 31, 1995 balance sheet information)


                                                 ASSETS

                                                                        June 30,    December 31,
                                                                          1996          1995
                                                                          ----          ----
CURRENT ASSETS:
     Cash and cash equivalents                                            $  327         $  378
     Accounts receivable, less allowance for doubtful
       accounts of $450 in 1996 and $394 in 1995                           9,578          9,459
     Inventory                                                            11,397         10,309
     Income taxes receivable                                               1,236            749
     Other receivables                                                       101             16
     Prepaid expenses and other current assets                               939            439
     Deferred income taxes                                                   716            716
                                                                       ---------      ---------
            Total current assets                                          24,294         22,066
                                                                       ---------      ---------

PROPERTY AND EQUIPMENT, Net                                                5,641          5,844
                                                                       ---------      ---------

OTHER ASSETS                                                                 538            344
                                                                       ---------      ---------

TOTAL                                                                    $30,473        $28,254
                                                                       ---------      ---------
                                                                       ---------      ---------

                               LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Line of credit                                                     $  2,900
     Accounts payable                                                      2,638       $  2,463
     Accrued expenses                                                      1,680          1,522
     Current portion of long-term debt                                        99             99
                                                                       ---------      ---------
            Total current liabilities                                      7,317          4,084
                                                                       ---------      ---------

LONG-TERM DEBT                                                             1,238          1,295
                                                                       ---------      ---------

DEFERRED INCOME TAXES                                                        291            291
                                                                       ---------      ---------

SHAREHOLDERS' EQUITY
     Preferred stock, no par value; 10,000,000 shares authorized;
       no shares issued
     Common stock, no par value; 30,000,000 shares authorized;
7,040,000 shares issued in 1996 and 1995                                  18,644         18,644
     Cumulative translation adjustment                                        88             89
     Retained earnings                                                     2,895          3,851
                                                                       ---------      ---------
            Total shareholders' equity                                    21,627         22,584
                                                                       ---------      ---------
TOTAL                                                                    $30,473        $28,254
                                                                       ---------      ---------
                                                                       ---------      ---------


See accompanying notes to consolidated financial statements.


                                        Page 2 of 10 sequentially numbered pages

                              EDUCATIONAL INSIGHTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (Unaudited)



                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                          -------------------------     -------------------------
                                             1996           1995           1996           1995
                                             ----           ----           ----           ----
SALES                                      $8,653         $8,278        $16,319        $16,625
COST OF SALES                               4,178          3,513          7,546          7,402
                                          ----------     ----------     ----------     ----------
GROSS PROFIT                                4,475          4,765          8,773          9,223
                                          ----------     ----------     ----------     ----------

OPERATING EXPENSES:
  Sales and marketing                       1,745          1,799          3,767          3,370
  Warehousing and distribution                929            903          1,811          1,948
  Research and development                  1,525          1,298          2,931          2,797
  General and administrative                  939            899          1,944          1,852
                                          ----------     ----------     ----------     ----------

   Total operating expenses                 5,138          4,899         10,453          9,967
                                          ----------     ----------     ----------     ----------

OPERATING LOSS                             ( 663)         ( 134)       ( 1,680)         ( 744)
                                          ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                           (70)                        ( 106)
  Interest income                               6             73             17            134
  Other income, net                           105            105            198            179
                                          ----------     ----------     ----------     ----------


   Total other income (expense)                41            178            109            313
                                          ----------     ----------     ----------     ----------


INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                ( 622)            44         (1,571)         ( 431)
PROVISON (BENEFIT) FOR INCOME TAXES         ( 250)            16          ( 615)         ( 173)
                                          ----------     ----------     ----------     ----------

NET INCOME (LOSS)                          $( 372)        $   28        $ ( 956)       $ ( 258)
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------

Net Income (Loss) Per Share                $(0.05)        $ 0.00        $ (0.14)       $ (0.04)
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------

Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding                       7,040,000      7,041,000      7,040,000      7,040,000
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------



             See accompanying notes to consolidated financial statements.


                                       Page 3 of 10 sequentially numbered pages.

                              EDUCATIONAL INSIGHTS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)

                                                           Six Months Ended
                                                             June 30,
                                                 -----------------------------
                                                     1996               1995
                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $   (956)          $   (258)
  Adjustments to reconcile net loss to net cash used in operating activities:

     Provision for doubtful accounts and
       sales returns                                     78                 80
     Provision for inventory obsolescence                                 (100)
     Depreciation                                        491               341
     Changes in operating assets and liabilities:
      Accounts receivable                              (202)             1,721
      Inventory                                      (1,091)            (2,749)
      Income taxes receivable                          (487)
      Other receivables                                 (85)              (280)
      Prepaid expenses and other current assets        (500)              (966)
      Other assets                                     (194)               445
      Accounts payable                                  183                419
      Accrued expenses                                  158               (455)
      Income taxes payable                                                (696)
                                                 ----------         ----------
        Net cash used in operating activities        (2,605)            (2,498)
                                                 ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (288)            (2,860)
                                                 ----------         ----------
         Net cash used in investing activities         (288)            (2,860)
                                                 ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase / decrease in line of credit           2,900
  Proceeds from long-term debt                                           1,480
  Repayments of long-term debt                          (57)               (41)
  Distribution to S corporation shareholders                              (340)
                                                 ----------         ----------
         Net cash provided by financing
           activities                                 2,843              1,099
                                                 ----------         ----------
  Effect of exchange rate changes on cash                (1)                 6
                                                 ----------         ----------


NET DECREASE IN CASH                                    (51)            (4,253)
CASH, BEGINNING OF PERIOD                               378              4,484
                                                 ----------         ----------
CASH, END OF PERIOD                                $    327           $    231
                                                 ----------         ----------
                                                 ----------         ----------

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
        Cash paid during the period for:
         Interest                                      $ 89               $ 59
         Income taxes paid (refunded)                  (127)               880



             See accompanying notes to consolidated financial statements.


                                        Page 4 of 10 sequentially numbered pages

                              EDUCATIONAL INSIGHTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

The consolidated financial statements of Educational Insights, Inc. (the "Company") include all of the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements are not audited, but include all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair representation of the financial position, results of operations and cash flows for the period.

The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1995.
The Company's fiscal year ends December 31. The results of operations for the period ended March 31, 1996, are not indicative of the results that might be expected for the full fiscal year.

2.  INVENTORY

Inventory consists principally of finished goods held for sale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.  NEW ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

                                       Page 5 of 10 sequentially numbered pages

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I
- - - Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995.

    The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year end holiday selling seasons.

    SALES.

    Sales increased by 4.5% or $375,000 to $8,653,000 in the quarter ended June 30, 1996, from $8,278,000 in the quarter ended June 30, 1995. Sales decreased in the Company's school and direct sales markets, remained essentially unchanged in the mass market sector and increased in the independent toy, private label, software and international markets producing the net increase of 4.5%.

    Sales decreased 1.8% to $16,319,000 for the six months ended June 30, 1996 compared to $16,625,000 for the six months ended June 30, 1995.

    The Company expects a gradual continuing decline in the sales of certain of its older products which it plans to offset through the introduction of new products most of which are expected to begin shipping in the third quarter of 1996.

    GROSS PROFIT.

    Gross profit margin decreased to 51.7% for the quarter ended June 30, 1996 from 57.6% for the quarter ended June 30, 1995. This decrease was primarily due to a shift in product mix away from higher margin product and discounting associated with the sale of certain discontinued products.

    Gross profit margin decreased to 53.8% for the six month period ended June 30, 1996 from 55.5% for the six month period ended June 30, 1995. The reasons for this decrease are the same as the reasons for the decrease in the second quarter. The Company anticipates that the sales of lower margin products including private label and ExploraToy products will increase as a percentage of total sales during the last half of the year compared to 1995. It does not anticipate a further decrease in gross profit margins resulting from the sale of discontinued products.

    SALES AND MARKETING EXPENSE.

        Sales and marketing expense decreased by $54,000 to $1,745,000 or 20.2% of sales for the quarter ended June 30, 1996 from $1,799,000 or 21.7% of sales during the same quarter of 1995. Sales and marketing expense decreased marginally in the Company's traditional markets but increased in its software market where it is participating for the first full year after launching its first CD-ROM title late in 1995.

    Sales and marketing expense increased by $397,000 to $3,767,000 or 23.1% of sales during the first half of 1996 from $3,370,000 or 20.3% of sales during the corresponding period in 1995. The increase for the six month period was due primarily to increases in promotional and literature expense during the first quarter and the addition of marketing expense associated with the Company's software division.

    WAREHOUSING AND DISTRIBUTION EXPENSE.

    Warehousing and distribution expense for the quarter ended June 30, 1996 remained essentially the same at $929,000 compared to $903,000 for the same quarter of 1995 and remained essentially

                                        Page 6 of 10 sequentially numbered pages
unchanged when expressed as a percentage of sales at 10.7% for the quarter ended June 30, 1996 compared to 10.9% of sales for the quarter ended June 30, 1995.

    Warehousing and distribution expense decreased $137,000 to $1,811,000 or 11.1% of sales for the six month period ended June 30, 1996 from $1,948,000 or 11.7% of sales for the corresponding period of 1995. The Company does not anticipate any material changes in its warehousing and distribution activities.

    RESEARCH AND DEVELOPMENT EXPENSE.

    Research and development expense increased by $227,000 to $1,525,000 or 17.6% of sales during the second quarter of 1996 from $1,298,000 or 15.7% of sales for the corresponding period in 1995. This increase was due to increases in the development of electronic learning aids and in continuing high levels of research and development expenditures in the Company's software/CD-ROM market where it expects to release its second title in late 1996.

    Research and development expense for the six month period ended June 30, 1996 increased by $134,000 to $2,931,000 or 17.8% of sales from $2,797,000 or
16.8% of sales for the same period in 1995. The Company anticipates continuing high levels of research and development expenditures but expects research and development costs for the remainder of the year, when expressed as a percentage of sales, to be lower than the 17.8% experienced during the first six months of the year.

    GENERAL AND ADMINISTRATIVE EXPENSE.

    General and administrative expense increased $40,000 to $939,000 during the second quarter from $899,000 during the corresponding quarter of 1995 but remained essentially unchanged as a percentage of sales at 10.9% of sales for the second quarter of both 1996 and 1995.

    General and administrative expense increased by $92,000 to $1,944,000 during the six month period ended June 30, 1996 from $1,852,000 for the corresponding period in 1995 but remained essentially unchanged as a percentage of sales.

    INTEREST EXPENSE

    Interest expense increased to $70,000 during the second quarter of 1996 compared to $0 during the second quarter of 1995 and increased to $106,000 for the six month period ended June 30,1996 compared to $0 for the same period of 1995. This increase was due primarily to interest paid on the Company's long-term loan associated with its purchase of a new office facility which it occupied in August 1995.

                                        Page 7 of 10 sequentially numbered pages

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    Except for the historical information contained herein, this Report contains forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other risk factors discussed herein and in the Company's filings with Securities and Exchange Commission.

LIQUIDITY & CAPITAL RESOURCES

    In recent years, the Company's working capital needs have been met through funds generated from operations and from the Company's revolving line of credit. The Company's principal need for working capital has been to meet peak inventory and accounts receivable requirements associated with its seasonal sales patterns. The Company increases inventory levels during the spring and summer months in anticipation of increasing shipments in the summer and fall. Accounts receivable have historically increased during the spring and summer because of the Company's use of "dating" programs wherein sales are made to the Company's customers in the spring and summer with payment due in the latter part of the year -- usually in September and December.

    For the six month period ended June 30, 1996, the Company's primary source of funds were increased borrowings under its revolving line of credit in the amount of $2,900,000.

    The principal uses of cash during the period ended June 30, 1996 were the funding of operating losses net of depreciation of $465,000, an increase in inventory of $1,091,000, an increase in prepaid expenses of $500,000 and an increase of taxes receivable of $487,000.

    For the period ended June 30, 1996 the Company spent $288,000 on the purchase of property and equipment compared to $2,860,000 for the same period of 1995. The unusually high level of capital spending in 1995 was associated with the Company's purchase of a new office building and its relocation to this site. The Company believes capital expenditures have returned to traditional levels and should approximate depreciation charges during 1996.

    The Company currently has a revolving line of credit with a bank which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 3, 1997, the Company may borrow up to $8 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on advances to the Company's subsidiary, capital expenditures and additional indebtedness. At June 30, 1996, the Company had $2,900,000 outstanding against this line of credit.

    The Company believes that borrowings available under the revolving line of credit and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.


                                        Page 8 of 10 sequentially numbered pages

                             PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 21, 1996 the Company held its Annual Meeting of Shareholders.
The selections of Deloitte & Touche LLP as the Company's independent auditors was ratified. 5,619,399 shares were voted in favor of ratification. 3,021 shares were voted against ratification and 2,500 shares abstained.

    Shareholders elected the incumbents as Directors with the nominees receiving the votes indicated below:

                             VOTES FOR                       VOTES AGAINST
                             ---------                       -------------
    Burt Cutler              5,610,270                          14,650
    Jay Cutler               5,610,270                          14,650
    Courtney V. Moe          5,610,270                          14,650
    Gerald Bronstein         5,610,270                          14,650
    G. Reid Calcott          5,610,270                          14,650


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS.
        None

    (b) REPORTS ON FORM 8-K.
        The Company did not file any reports on Form 8-K during the period in question.


                                        Page 9 0f 10 sequentially numbered pages

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EDUCATIONAL INSIGHTS, INC.
                                     (Registrant)




Date                                 By:
                                        -----------------------------------
                                     Jay Cutler
                                     President and Chief Executive Officer

Date                                 By:
                                        -----------------------------------
                                     G. Reid Calcott
                                     Vice Chairman and Chief Financial Officer
                                     (Principal Financial Officer)


                                       Page 10 of 10 sequentially numbered pages