Form 10-Q
period 1996-09-30
EDUCATIONAL INSIGHTS INC
filed 1996-11-12
CIK 919570

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                           _________________________



                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               for the transition period from __________ to __________

                        Commission File Number: 0-23606
                                                -------


                          EDUCATIONAL INSIGHTS, INC.
            (Exact name of registrant as specified in its charter)

             CALIFORNIA                                   95-2392545
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                              16941 KEEGAN AVENUE
                               CARSON, CA 90746
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (310) 884-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   ------    -----

As of October 30, 1996 there were 7,040,000 shares of common stock outstanding.




Total number of sequential pages: 10    There are no Exhibits in this document;
                                  --            hence no Exhibit Index.

===============================================================================

                                      Page 1 of 10 sequentially numbered pages.

PART I.  ITEM 1.  FINANCIAL STATEMENTS

                               EDUCATIONAL INSIGHTS, INC.
                              CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)
          (Unaudited, except for December 31, 1995 balance sheet information)

                                        ASSETS

                                                        September 30,    December 31,
                                                            1996             1995
                                                        -------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                             $   385         $   378
     Accounts receivable, less allowance for doubtful
       accounts of $502 in 1996 and $394 in 1995            11,206           9,459
     Inventory                                              12,129          10,309
     Income taxes receivable                                   312             749
     Other receivables                                         175              16
     Prepaid expenses and other current assets                 718             439
     Deferred income taxes                                     716             716
                                                           -------         -------
          Total current assets                              25,641          22,066
                                                           -------         -------

PROPERTY AND EQUIPMENT, Net                                  5,483           5,844
                                                           -------         -------

OTHER ASSETS                                                   575             344
                                                           -------         -------
TOTAL                                                      $31,699         $28,254
                                                           -------         -------
                                                           -------         -------

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                        $ 2,350
     Accounts payable                                        3,379         $ 2,463
     Accrued expenses                                        1,880           1,522
     Current portion of long-term debt                          99              99
     Deferred income                                           255
                                                           -------         -------
          Total current liabilities                          7,963           4,084
                                                           -------         -------

LONG-TERM DEBT                                               1,222           1,295
                                                           -------         -------

DEFERRED INCOME TAXES                                          291             291
                                                           -------         -------

SHAREHOLDERS' EQUITY
     Preferred stock, no par value; 10,000,000 shares
       authorized; no shares issued
     Common stock, no par value; 30,000,000 shares
       authorized; 7,040,000 shares issued in
       1996 and 1995                                        18,644          18,644
     Cumulative translation adjustment                          91              89
     Retained earnings                                       3,488           3,851
                                                           -------         -------
          Total shareholders' equity                        22,223          22,584
                                                           -------         -------
TOTAL                                                      $31,699         $28,254
                                                           -------         -------
                                                           -------         -------

         See accompanying notes to consolidated financial statements.

                                      Page 2 of 10 sequentially numbered pages.

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                              Three Months Ended    Nine Months Ended
                                                 September 30,        September 30,
                                              ------------------    ------------------
                                                1996      1995        1996      1995
                                              --------   -------    --------  --------
SALES                                         $11,751    $12,004     $28,070   $28,629
COST OF SALES                                   5,612      5,668      13,158    13,070
                                              --------   -------    --------  --------
GROSS PROFIT                                    6,139      6,336      14,912    15,559
                                              --------   -------    --------  --------

OPERATING EXPENSES:
   Sales and marketing                          2,189      2,170       5,956     5,540
   Warehousing and distribution                   751        986       2,562     2,934
   Research and development                     1,205      1,180       4,136     3,977
   General and administrative                     971      1,220       2,915     3,072
                                              --------   -------    --------  --------
OP
      Total operating expenses                  5,116      5,556      15,569    15,523
                                              --------   -------    --------  --------

OPERATING INCOME (LOSS)                         1,023        780        (657)       36
                                              --------   -------    --------  --------

OTHER INCOME (EXPENSE):
   Interest expense                               (99)       (38)       (205)      (38)
   Interest income                                  5          2          22       136
   Other income, net                               44         76         242       255
                                              --------   -------    --------  --------
      Total other income (expense)               (50)         40          59       353
                                              --------   -------    --------  --------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
INCOME TAXES                                      973        820        (598)      389
PROVISON (BENEFIT) FOR INCOME TAXES               380        309        (235)      136
                                              --------   -------    --------  --------

NET INCOME (LOSS)                              $  593     $  511     $  (363)  $   253
                                              --------   -------    --------  --------
                                              --------   -------    --------  --------

Net Income (Loss) Per Share                     $0.08      $0.07     $ (0.05)    $0.04
                                              --------   -------    --------  --------
                                              --------   -------    --------  --------
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding                            7,040      7,041       7,040     7,042
                                              --------   -------    --------  --------
                                              --------   -------    --------  --------


          See accompanying notes to consolidated financial statements.

                                      Page 3 of 10 sequentially numbered pages.

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              1996       1995
                                                           ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $  (363)     $  253
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Provision for doubtful accounts and sales returns           133         135
    Provision for inventory obsolescence                                   (100)
    Depreciation                                                657         547
    Changes in operating assets and liabilities:
      Accounts receivable                                    (1,867)       (484)
      Inventory                                              (1,817)     (4,455)
      Income taxes receivable                                   437
      Other receivables                                        (159)       (109)
      Prepaid expenses and other current assets                (279)       (444)
      Other assets                                             (231)        514
      Accounts payable                                          901       1,850
      Accrued expenses                                          358        (368)
      Deferred income                                           255
      Income taxes payable                                                 (676)
                                                           ---------    --------
         Net cash used in operating activities               (1,975)     (3,337)
                                                           ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            (296)     (3,484)
                                                           ---------    --------
         Net cash used in investing activities                 (296)     (3,484)
                                                           ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase / decrease in line of credit                    2,350       1,697
 Proceeds from long-term debt                                             1,480
 Repayments of long-term debt                                   (73)        (63)
 Distribution to S corporation shareholders                                (353)
                                                           ---------    --------

       Net cash provided by financing activities              2,277       2,761
                                                           ---------    --------
 Effect of exchange rate changes on cash                          1           4
                                                           ---------    --------

NET INCREASE IN CASH                                              7      (4,056)
CASH, BEGINNING OF PERIOD                                       378       4,484
                                                           ---------    --------
CASH, END OF PERIOD                                         $   385      $  428
                                                           ---------    --------
                                                           ---------    --------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Cash paid during the period for:
    Interest                                                $  188       $  121
    Income taxes paid (refunded)                            $ (672)      $  912


          See accompanying notes to consolidated financial statements.

                                      Page 4 of 10 sequentially numbered pages.

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

                                      Page 5 of 10 sequentially numbered pages.

PART I. ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995.

     The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year end holiday selling seasons.

     SALES.

     Sales decreased by 2.1% or $253,000 to $11,751,000 in the quarter ended September 30, 1996, from $12,004,000 in the quarter ended September 30, 1995. Sales decreased in the Company's school and direct sales market and in the Company's subsidiary in the UK but, they increased in the mass market and private label market.

     Sales decreased by 2.0% or $559,000 to $28,070,000 for the nine months ended September 30, 1996, from $28,629,000 for the nine months ended September 30, 1995.

     For the quarter and the nine month period the decrease was primarily due to the fact that the decline in sales of certain of the Company's older products exceeded the rate of sales from new products which were introduced in the third quarter. Although the sales of these new products are meeting expectations, they were introduced too late in the third quarter to completely offset the decline in older products for the quarter or year to date.

     The Company's performance for the fourth quarter depends heavily on the continued acceptance of its newly introduced products.

     GROSS PROFIT.

     Gross profit margin decreased to 52.2% for the quarter ended September 30, 1996 from 52.8% for the quarter ended September 30, 1995.

     Gross profit margin decreased to 53.1% for the nine month period ended September 30, 1996 from 54.3% for the nine month period ended September 30, 1995.

     The Company anticipates that the sale of lower margin products including private label and ExploraToy products will continue to be a larger percentage of total sales during the remainder of 1996 than in previous years.

     SALES AND MARKETING EXPENSE.

     Sales and marketing expense increased by $19,000 to $2,189,000 or 18.6% of sales for the quarter ended September 30, 1996 compared to $2,170,000 or 18.1% of sales during the same quarter of 1995.

     Sales and marketing expense increased by $416,000 to $5,956,000 or 21.2% of sales for the nine month period ended September 30, 1996 compared to $5,540,000 or 19.4% of sales for the same period in 1995. The increase was due in part to the increase in marketing expense associated with the Company's CD-ROM product line where selling and marketing costs, when expressed as a percentage of sales, significantly exceed selling and marketing costs in the Company's other markets.

                                      Page 6 of 10 sequentially numbered pages.

     WAREHOUSING AND DISTRIBUTION EXPENSE.

     Warehousing and distribution expense decreased $235,000 to $751,000 or 6.4% of sales for the quarter ended September 30, 1996 compared to $986,000 or 8.2% for the same quarter of 1995.

     Warehousing and distribution expense decreased $372,000 to $2,562,000 or 9.1% of sales for the nine month period ended September 30, 1996 compared to $2,934,000 or 10.3% of sales for the same period in 1995.

     The Company has continued to achieve efficiencies in its warehousing and distribution operation in Tennessee and anticipates that warehousing and distribution expense expressed as a percentage of sales will remain below the level achieved in 1995.

     RESEARCH AND DEVELOPMENT EXPENSE.

     Research and development expense increased $25,000 to $1,205,000 or 10.3% of sales for the quarter ended September 30, 1996 compared to $1,180,000 or 9.8% of sales for the same quarter of 1995.

     Research and development expense for the nine month period ended September 30, 1996 increased $159,000 to $4,136,000 or 14.7% of sales compared to $3,977,000 or 13.9% of sales for the same period of 1995.

     The Company has continued high levels of research and development spending in its effort to develop a range of new products to replace the gradually decreasing sales of its more mature products. This increase has been concentrated in electronic learning aids such as the Company's Talking Globe and Reading Safari products and in the expansion of the Company's CD-ROM product line.

     GENERAL AND ADMINISTRATIVE EXPENSE.

     General and administrative expense decreased by $249,000 to $971,000 or 8.3% of sales during the third quarter compared to $1,220,000 or 10.2% of sales for the same period of 1995.

     The decrease was due in part to the partial reversal of the Company's accrual for its discretionary profit sharing plan.

     General and administrative expense decreased by $157,000 to $2,915,000 or 10.4% of sales for the nine month period ending September 30, 1996 compared to $3,072,000 or 10.7% of sales during the same period of 1995. The most significant reasons for the decrease in general and administrative expense include decreases in accounting and consulting fees, rent, telephone expense and the previously mentioned decrease in profit sharing accruals.
The decrease in rent, which is partially offset by an increase in depreciation and interest expense, is the result of the relocation of the Company's headquarters from rented facilities to facilities owned by the Company.

     INTEREST EXPENSE.

     Interest expense increased $63,000 to $99,000 for the quarter ended September 30, 1996 compared to $38,000 for the quarter ended September 30, 1995. The increase was due to increased borrowing under the Company's line of credit required to finance inventory and accounts receivable growth and interest relating to the Company's long-term debt associated with the purchase of its new office facility.

     For the nine month period ended September 30, 1996 interest expense increased by $167,000 to $205,000 compared to $38,000 for the same period in 1995.

     The reasons for the increase for the nine month period are the same as the reasons for the increase for the third quarter.

                                      Page 7 of 10 sequentially numbered pages.

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

     For the nine month period ended September 30, 1996, the Company's primary sources of funds were borrowings under its revolving line of credit in the amount of $2,350,000 and an increase in accounts payable of $901,000. During the quarter ended September 30, 1996, borrowings under the line of credit decreased $550,000 from June 30, 1996.

     The principal uses of cash during the period ended September 30, 1996 were for the funding of an increase in inventory in the amount of $1,817,000 and accounts receivable in the amount of $1,867,000.

     The Company currently has a revolving line of credit with a bank which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 3, 1997, the Company may borrow up to $8 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on advances to the Company's subsidiary, capital expenditures and additional indebtedness. At September 30, 1996, the Company had $2,350,000 outstanding against this line of credit.

     The Company believes that borrowings available under the revolving line of credit and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

                                      Page 8 of 10 sequentially numbered pages.

PART II.  OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.
          None

     (b)  REPORTS ON FORM 8-K.
          The Company did not file any reports on Form 8-K during the period in question.

                                      Page 9 of 10 sequentially numbered pages.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EDUCATIONAL INSIGHTS, INC.




Date:     Nov. 1, 1996             By: /s/ Jay Cutler
      ---------------------           -----------------------------------------
                                      Jay Cutler
                                      President and Chief Executive Officer




Date:     Nov. 1, 1996             By: /s/ G. Reid Calcott
      ---------------------           -----------------------------------------
                                      G. Reid Calcott
                                      Vice Chairman and Chief Financial Officer
                                      (Principal Financial Officer)


                                      Page 10 of 10 sequentially numbered pages.