Form 10-K
period 1996-12-31
EDUCATIONAL INSIGHTS INC
filed 1997-03-31
CIK 919570

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended DECEMBER 31, 1996

                                    OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                to
                                    --------------     --------------

                        COMMISSION FILE NUMBER 0-23606

                           EDUCATIONAL INSIGHTS, INC.
              (Exact name of Registrant as specified in its Charter)

            CALIFORNIA                                 95-2392545
     (State of incorporation)            (IRS Employer Identification No.)

16941 KEEGAN AVENUE, CARSON, CALIFORNIA                              90746
(Address of principal executive offices)                           (Zip Code)

                                 (310) 884-2000
             (Registrant's telephone number, including area code)

                                                       Title of Each Class
                                                       -------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, NO
   PAR VALUE PER SHARE


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                    ----     ----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 17, 1997 was approximately $14,520,000 based on the closing price of such on The Nasdaq Stock Market.

     The number of shares of Registrant's Common Stock outstanding on March 17, 1996 was 7,040,000.

     Part III incorporates information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 27, 1997.

                         EDUCATIONAL INSIGHTS INC.

                          INDEX TO ANNUAL REPORT

                              ON FORM 10-K


PART I                                                                  Page

Item 1:  Business                                                          1

Item 2:  Properties                                                       10

Item 3:  Legal Proceedings                                                10

Item 4:  Submission of Matters to a Vote of Security Holders              10


PART II

Item 5:  Market for the Registrant's Common Equity and Related
           Stockholder Matters                                            12

Item 6:  Selected Financial Data                                          13

Item 7:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            14

Item 8:  Financial Statements and Supplementary Data                      19

Item 9:  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                            19


PART III

Item 10: Directors and Executive Officers of the Registrant               20

Item 11: Executive Compensation                                           20

Item 12: Security Ownership of Certain Beneficial Owners and
           Management                                                     20

Item 13: Certain Relationships and Related Transactions                   20


PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                    21


Signatures                                                                22

                                 PART I


ITEM 1:   BUSINESS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES, AND OTHER RISK FACTORS DISCUSSED HEREIN AND IN THE COMPANY'S FILINGS WITH SECURITIES AND EXCHANGE COMMISSION.

     As its core business, Educational Insights, Inc. (Educational Insights or the Company) designs, develops and markets a variety of supplemental educational materials including electronic learning aids, activity books, science kits, board games and other materials for use in both schools and homes. The Company's 700 products and related materials cover a broad range of price points and are designed to supplement and enhance more traditional textbook methods of teaching while making learning fun. The educational content of the Company's products appeals to children and students ranging from pre-kindergarten to adult.

     In addition to its core business, Educational Insights entered the mass market in 1993 with its ExploraToy line of science and activity toys and it entered the software/CD-ROM market in the fourth quarter 1995.

     The Company was founded and incorporated in the State of California in 1962 to develop and market supplemental educational materials to assist in the teaching of reading.

MARKET AND INDUSTRY BACKGROUND

     The primary market for the Company's core products consists of two broad market segments-schools and teachers, who purchase the Company's products for use in the classroom (the "school market"), and parents and children who purchase the Company's products for use in the home (the "home market", also referred to as the "specialty retail market"). The targeted users of the Company's products are the approximately 45 million elementary and high school students who attend approximately 100,000 elementary and secondary schools throughout the United States. In addition to the United States market, the Company's expansion into the international market has exposed its products to children of all ages in many parts of the world.

    The Company believes that a number of changes in elementary and high school education have resulted in increased use of supplemental educational materials. Such changes include:

INCREASED PUBLIC CONCERN OVER THE QUALITY OF THE UNITED  STATES
EDUCATIONAL SYSTEM. Growing awareness and concern over the quality of public school education in the United States contributes to an increasing demand for learning aids that supplement a child's education both in school and at home. Concerned parents and grandparents are continuing to purchase educational products for home use to supplement school-based learning in order to improve the education of their children or grandchildren.

FOCUS ON INDIVIDUAL EDUCATIONAL NEEDS OF STUDENTS. Traditional hard-cover textbooks are generally written for the "average" student, even though a large portion of the school population is either ahead or behind in reading and comprehension ability. In response to this diversity, teachers often tailor and structure materials to the ability of individual students rather than classes as a whole. Supplemental educational materials, such as those offered by the Company, enable teachers to match course materials with the differing capabilities of their students.

COST-EFFECTIVE SOLUTION TO BUDGETARY CONSTRAINTS. Funding for most educational materials comes principally from state and local revenues. The Company believes that budgetary constraints on school districts and local schools limit purchases of traditional teaching materials and textbooks. As a result, the Company believes that the lower cost of supplemental materials makes them an attractive means for teachers to supplement textbook learning.

CHANGING CURRICULA AND TEACHING METHODS. Due primarily to their shorter development cycle, supplemental educational materials can be updated and modified to meet new and changing curricula more quickly than textbooks to reflect changes in subjects such as geography, science and social studies. In addition, as teaching methods and philosophies change, the Company believes that supplemental materials provide an effective means for the introduction of these teaching methods.

SHIFT TO SITE-BASED PURCHASE DECISIONS. Textbook publishers gear their selling principally to the school district level while supplemental material publishers generally direct their sales efforts to individual school sites, making it easier for teachers,

                                       (1)
principals and school librarians to place orders and receive personalized service. The Company believes that there has been a shift in purchasing decisions from the school district level to individual schools and teachers which has resulted in increased use of supplemental materials.

BUSINESS STRATEGY

In its core business, the Company's principal business objective is to be a leading supplier of effective supplemental educational products to both the school and home markets. The following is a summary of the Company's strategy to achieve this objective:

OFFER EFFECTIVE EDUCATIONAL PRODUCTS THAT MAKE LEARNING FUN. The Company employs a combination of educators and developers to design products that make the learning process fun. Each product is carefully designed to convey educational content that is appropriate for a targeted age group and educational task. The Company's products use combinations of themes, characters, sound, graphics and speech in ways which the Company believes are engaging and entertaining to the user. The educational content of the Company's products appeals to a wide range of children and students, varying from pre-kindergarten to adult.

INTRODUCE A WIDE RANGE OF PRODUCTS. The Company currently offers approximately 700 items and is continuing to develop new products. In 1996, approximately 54 new products were introduced. In recent years the Company has concentrated an increasing portion of its research and development money on electronic learning aids and other higher priced items and this has resulted in longer development lead times.

DEVELOP PRODUCTS TO BE MARKETED IN BOTH THE SCHOOL AND HOME
MARKETS. The Company develops many of its products to be sold in both the school and home markets. Home purchasers are often influenced by schools and teachers in selecting products, and acceptance in the school market can be instrumental to a product's success in the home market. This cross-over between the school and home markets allows the Company to avoid incurring substantial development costs for each market and provides greater total sales potential for each product.

     The Company seeks to expand beyond its traditional products and markets by marketing software and CD-ROM products to its traditional markets and by expanding its presence in the mass market and in the international market employing the following strategies:

LICENSE OR BUY COMPUTER SOFTWARE PRODUCTS FOR DISTRIBUTION INTO THE COMPANY'S CORE MARKET. In 1993, the Company adopted a strategy of developing software and CD-ROM products for both the consumer software markets and for the Company's traditional core markets. By late 1996, changes in the software market made the internal development of CD-ROM products for the mass market economically unfeasible for the Company. Accordingly, the Company has discontinued this development, but incorporates as part of its strategy the licensing or purchasing of software and CD-ROM products for distribution to its core markets. The Company seeks quality product with specific educational objectives aimed at the K-8 market. Although the Company will continue to sell its existing products in the consumer software market, its future expansion efforts will concentrate on distribution through its traditional customer base.

EXPAND EXPLORATOY PRODUCT LINE IN MASS MERCHANT RETAIL MARKET. In 1996, ExploraToy continued as a key supplier of science education toys to many of the leaders in mass market retailing. The Company met its goal of achieving distribution through most of the leaders in mass market retailing with the addition of Wal-Mart, Kay-Bee Toy Stores, Caldor and Hills Department Stores. The product line has expanded to 34 products in the science and activity area, including several toys that have earned U.S. Patents. Several of the products developed for the mass market have been adapted successfully by the Company for its specialty and school supply business.

PURSUE STRATEGIC LICENSING OPPORTUNITIES. The Company has entered into licenses or other agreements with the National Geographic Society, The National Wildlife Federation and the Smithsonian Institute, each of which has strong name recognition or access to new markets. In late 1995, the Company acquired the license for the "Amazing Live SeaMonkeys-R-". In late 1996, ExploraToy was granted a non-exclusive license with MCA/Universal for certain science-related products featuring artwork and logos from the motion picture "Jurassic Park: The Lost World", the sequel to Jurassic Park. The Company expects to gain wider mass market distribution as a result of offering a broader range of licensed products.

EXPAND INTERNATIONALLY. In 1990, the Company opened its international subsidiary in the United Kingdom which provides a distribution base for the sale of both English and foreign language products into the European Common Market countries. In addition, several of the Company's electronic learning aids, including its GeoSafari products, have been licensed to Hausemann en Hotte, the parent corporation of Jumbo, a Netherlands toy company, for European sales in French, German, Dutch and

                                       (2)

Scandinavian languages. The Company entered into exclusive agreements for the distribution of its products to the Italian and Spanish speaking markets in 1996. During 1996, the Company further increased its market visibility in South Korea especially with electronic learning aid products such as MathSafari and Adventures in Science. International sales of the Company's products, including sales of the Company's United Kingdom subsidiary, totaled approximately $5.6 million in 1996 or approximately 14% of sales. The three foreign countries in which the Company experienced the highest level of sales in 1996 were the United Kingdom, Canada and Korea.

PRODUCTS

     The Company offers approximately 700 products and accessories including electronic learning aids, science kits, board games, reading programs, activity books and a wide spectrum of other supplemental educational products. The Company's commitment to results-oriented education has caused it to diversify its product lines to include a wide variety of educational content which appeals to children and students ranging from pre-kindergarten to adult. The Company's products involve a wide spectrum of subject matter, including phonics and reading, language, literature and writing, mathematics and critical thinking, creative play, science and nature, social studies and geography, and arts and crafts.

     The Company designs and sells products that meet specifically targeted educational goals in an entertaining format. Moreover, the Company believes that because its products are designed to meet specific educational needs, the typical Company product has a longer life-cycle than those of many other types of toys, games and puzzles. The following list highlights many of the Company's key product categories and titles:


ELECTRONIC LEARNING AIDS              SCIENCE ACTIVITY KITS             BOXED READING CARD SETS          IQ GAMES
 GeoSafari                             Adventures in Science             World of Reading                 Animals of the World
 GeoSafari Talking Globe               Discovery Collections             Sports                           Wonders of the World
 MathSafari                            Nature Collections                Social Studies                   U.S. Geography
 GeoSafari Theater                     Mini Museums                      Cliffhangers                     World Geography
 Reading Safari                        Bug Viewers                      PHONICS READING PROGRAMS          U.S. History
 Albert                                National Wildlife                 Phonics Factory                 Presidents
 Skillmaster                           Federation Vinyl Sticker          Learning to Read With          FUNTHINKERS
 Drillmaster                           Books                             Phonics                         Thinking Skills
 Alphamaster                           Galaxy Guide                      Home Run Reading                All Around Fun
 IQ Arcade                             Ant Factory                       Phonics Readers                 Reading
 Rainbow                               Cosmic Observer                  MISCELLANEOUS                     Math
 Charlie                               Light Writer                      Human Body Kits                BRAINBOOSTERS
 Word Arcade                          RUBBER STAMPS                      Coin & Stamp Collection         Amazing Animals
 CompuQuizzer Books                    Alphabet and Numbers              Plastic Food                    Inventions & Discoveries
BOARD GAMES                            Story Stamps                      Plastic Math Counters           Digging into the Past
 Dino Checkers                         Grading Stamps                    Chalkboards                     Worldwide Wonders
 Dino Tic Tac Toe                      Stamp Pads                        Stickers                        Outer Space Adventures
 Dino Bingo                            Adventure stamps                  Letter Perfect                  Undersea Adventures
 Not So Scary Things                   Story Maker Stamps                Picture Perfect                EXPLORATOY
 Race to the Sun                      PICTURE BOOKS                      Endangered Animal               Star Tower
 Name That State                       World & U.S. Atlas                Growth Chart                    ExploraScope
 Presto Change-O                       Giant Steps - Science            CD-ROM                           Test Tube Science
 Traverse                              Giant Steps - Readers             GeoSafari                       Critter Carnival
                                       Science Safari                    GeoSafari Animals               SeaMonkeys-R-


                                       (3)

      The following briefly describes five of the Company's top selling product groups, each of which accounted for more than $1 million in sales in 1996:

ELECTRONIC LEARNING AIDS.   Electronic-based devices designed for
interactive play have played an important part in the mix of products sold by the Company. As indicated in the following table, electronic learning aids, which include GeoSafari, GeoSafari Jr., GeoSafari Talking Globe, MathSafari, GeoSafari Theater, Reading Safari, IQ Arcade, Albert, Charlie, Rainbow and associated learning materials, have been a major source of the Company's sales over the last five years. As a percentage of sales, electronic learning aids have decreased to 49% in 1996 from approximately 55% in 1992 primarily as a result of the decline of the Company's older GeoSafari products.

                                         YEARS ENDED DECEMBER 31,(1)
                               -----------------------------------------------
                                 1996      1995      1994     1993       1992
                               -------   -------   -------   ------    -------
                                                     (IN THOUSANDS)
  Electronic Learning Aids     $20,185   $21,445   $27,147   $26,066   $17,710
  All Other Products            21,091    18,345    18,493    15,987    14,187
                               -------   -------   -------   -------   -------
  Total                        $41,276   $39,790   $45,640   $42,053   $31,897

   The Company currently sells a total of seventeen electronic learning aids that retail from $29.95 to $400.00. Three new electronic learning aids were introduced in 1996, including the GeoSafari Talking Globe. This portable quiz unit, available with or without a globe, asks more than 10,000 geography questions. Sales of the Talking Globe accounted for approximately $4 million or 10% of sales in 1996. The GeoSafari Electronic Learning Game, first introduced in 1989, is a portable plastic electronic device which accommodates a wide range of separately sold lesson sets for interactive play with more than 36 lesson sets currently available. GeoSafari is targeted to children ages 8 and up while GeoSafari Jr. Is targeted to ages 3 through 7. Sales of GeoSafari products accounted for approximately $8 million or 20% of sales in 1996. Like GeoSafari, MathSafari, first introduced in 1993, consists of a portable electronic device and a choice of 17 lesson sets that are sold separately. Sales of MathSafari products accounted for approximately $3 million or 7% of sales in 1996. Six of the Company's electronic learning aids, Drillmaster, Alphamaster, Skillmaster, Rainbow, Charlie and the new GeoSafari Theater introduced in 1995, are sold exclusively to the Company's school supply market. The Company has more electronic learning aids in development with introductions planned for 1997 and 1998.

     Many of the Company's electronic learning aids have been widely recognized as effective, well-designed educational products by various organizations. Following is a partial list of awards that have been granted to GeoSafari, MathSafari and/or GeoSafari Talking Globe:

        AWARD                         ORGANIZATION
        -----                         ------------
   Gold Award              Parents' Choice Foundation, USA
   Seal of Approval        National Parenting Center, USA
   Best Toy                The Toy Guide, UK
   Top Ten Best Games      Dr. Toy's 100 Best Children's Products, USA
   Teacher's Choice Award  Learning Magazine, USA
   Gold Award              What Toy, UK
   Platinum Award          Oppenheim Toy Portfolio, USA
   Top Five Winner         Duracell National Toy Survey, USA
   Gold Award              National Association of Parenting Publications, USA

BOOKLETS. The Company sells over 100 saddle-stitched booklet products. These include a series of "big books" and corresponding "little books" which are intended for use by teachers and students, respectively. The Company's booklets include products such as science picture booklets, children's atlases and reading materials designed for "whole language" reading and phonics readers.

___________

(1) Sales of electronic learning aids by the Company's United Kingdom subsidiary of $2.2 million, $2.1 million and $2.2 million for the years ended December 31, 1996, 1995 and 1994, respectively, are presented gross of sales discounts. The Company's United Kingdom subsidiary does not account for sales discounts by product categories.
                                       (4)

SCIENCE ACTIVITY KITS. The Company currently markets fourteen families of science activity kits, the most popular of which is its line of twelve "Adventures in Science" kits that retail for $9.95. Each "Adventures in Science" kit contains a booklet describing more than 20 experiments as well as an assortment of materials required for each experiment. This line is sold in both the school and home markets. The ExploraToy line of products also features six similar products ("Test Tube Science" products) that feature names and characters from the "Beakman's World" television show.

RUBBER STAMPS. The Company sells approximately 100 different varieties of rubber stamps and stamp pads, of which approximately half are sold in the school market. These items retail from $3.95 to $16.95 and include grading stamps for use by teachers in the classroom, and animal and nature stamps which are used by both children and teachers.

EDUCATIONAL BOARD GAMES. The Company sells thirteen board games in both the school and home markets which teach math, geography and other subjects. Popular board games sold by the Company include Dino Checkers, Name That State and Presto Change-O. Retail prices for the Company's board games range from $14.95 to $34.95.

PRODUCT DEVELOPMENT

   The Company believes that one of its greatest strengths is its ability to develop new products. Since January 1995, the Company has introduced approximately 110 new products and accessories. Products introduced in 1995 or 1996 accounted for approximately 26% of the Company's sales in 1996. In 1996, the Company spent approximately 13% of sales on research and development and has spent an average of approximately 12% of its annual sales on research and development since 1994.

   In 1996, the Company reduced its research and development staff from 44 to 35 full-time employees, with most of the reduction occurring in the area of software development. The 35 staff members consist of 8 editors, many of whom were former classroom teachers, 4 concept developers, an 8 person graphic arts department, 5 project managers and a variety of additional design and support personnel. The Company also retains freelance artists, editors, designers and engineers for product development activities. Over 95% of the Company's sales are derived from products developed internally by the Company.

   Product development is directed by a five-person Product Planning Group
(PPG) comprised of the Company's top management which (i) reviews proposed products submitted from inside and outside the Company, (ii) analyzes and reviews the Company's products to target product line extensions or deficiencies and identify new opportunities, and (iii) reviews and updates products that can be repackaged or modified to maintain or improve sales levels.

    Once a basic product idea is agreed upon by the PPG, multi-functional teams consisting of production, art, editorial, and technical personnel research, write, illustrate, draft, engineer, make models, and graphically design each product. During this process, step-by-step progress is monitored directly by executive, operating and marketing officers of the Company. A product development team can generally produce most products within a nine to twelve month period. The Company typically works on 50 to 100 development projects simultaneously in order to provide a steady flow of new products for introduction.

   The Company continued the development of computer software products for release in 1996 and released its "GeoSafari Animals" CD-ROM product in the fourth quarter. By late 1996, the Company determined that changes in the development and marketing of software products, particularly CD-ROM products, made continuing internal development economically unfeasible and its efforts in this area were discontinued. The Company plans to continue the marketing and distribution of its existing products but its development effort will focus on the customization of products purchased or licensed from others for distribution into its traditional school supply and specialty retail markets.

DISTRIBUTION CHANNELS AND CUSTOMERS

   The Company believes that a key element to its success is its multiple distributor network which enables the Company to broadly penetrate both the school and home markets. The Company's products are sold through four basic distribution channels: (i) school supply dealers and parent/teacher stores,
(ii) specialty retail stores, (iii) specialty catalog companies, and (iv) mass merchant retailers.

SCHOOL SUPPLY DEALERS AND PARENT/TEACHER STORES. The school market is served by approximately 1,300 independent dealers who sell the Company's products directly to school districts, individual schools, teachers and a growing number of parents through supply stores. Many of these dealers have been selling the Company's products for over twenty years. No individual dealer accounted for more than 4% of the Company's 1996 sales. Approximately 43% of the Company's sales, excluding sales made by its United Kingdom subsidiary ("U.S. sales"), were derived from the school market in 1996.

                                      (5)

   Traditionally, teacher supply stores sold primarily to teachers and many school administrators. However, to address parental interest in and concern over the quality of education in public schools, many school supply retailers have opened their own retail stores to serve both the school and home markets. These stores have become "parent/teacher" stores, with as much as 50% of annual sales coming from parents.

   SPECIALTY RETAIL STORES AND CATALOG COMPANIES. Specialty retail stores and catalog companies serve as the primary distribution source for the Company's products in the home market. In recent years the specialty retail market has seen the emergence of up-scale stores featuring premium products. The Company estimates that its products are available in approximately 2,800 of such specialty retail outlets. The Company derived approximately 34% of its 1996 U.S. sales from sales through specialty retail stores and catalog companies.

   Specialty retail stores in the United States are primarily comprised of single store retailers but also include a number of multiple-location specialty stores such as Natural Wonders, The Nature Company and Rand McNally. The latter two are also catalog companies. Other catalog companies through which the Company's products are offered include Spiegel, Childcraft, Toys to Grow On, JC Penney and Neiman Marcus. Parents, grandparents and children constitute the substantial majority of purchasers of the Company's products from specialty retail stores and catalog companies. However, as is the case with respect to the teacher supply stores in the school market, there is some degree of cross-over between the school and home markets from teachers and school administrators who may purchase supplemental educational products at specialty retail stores for use in the classroom.

MASS MERCHANT RETAILERS. The Company currently sells certain of its products through mass merchant retail stores, such as Wal-Mart, Toys 'R' Us, Hills Department Stores and Target under the ExploraToy name. The Company focuses its sales efforts in the science and activity toy segment of the mass merchant retail toy market. This includes building sets, model kits and art sets and supplies. The science and activity segment of the market is generally supplied by small companies with more narrowly focused product lines which are not promotionally oriented in nature, have a longer than average product life, and are less seasonal than the market as a whole. Approximately 10% of the Company's U.S. sales in 1996 were made through mass merchant retailers, compared to approximately 7% in 1995 and 1994.

SOFTWARE CD-ROM. In 1994, the Company entered an agreement with Maxis to distribute its software and CD-ROM products to computer/software oriented retail stores such as CompUSA and Egghead. In addition, the Company sells its GeoSafari Platinum version directly to its traditional markets.

SALES AND MARKETING

   The Company has developed separate sales and marketing programs for each of the major markets which it serves. These are described by market as follows:

SCHOOL SUPPLY AND PARENT/TEACHER STORE MARKETS. The Company's sales to the school supply and parent/teacher store market are made primarily through the Company's management and in-house sales people who target larger dealers that own school supply stores and/or publish school supply catalogs. These sales people work to make certain that the Company's products are included in the catalogs and retail outlets utilized by school supply dealers for sales to schools, teachers and parents.

   The Company advertises and promotes to the school supply and parent/teacher store market primarily through catalog and promotional mailings and participation in trade shows. The Company mails its Educational Dealer's Buyers Catalog each year to its approximately 1,300 independent school supply dealers. Other mailings are sent to these dealers throughout the year including new terms announcements, new pricing/order forms, special literature program promotions, mid-year new product introductions, and ad slicks for use in local advertising.

   In addition, the Company participates in major school dealer trade shows including the National School Supply and Equipment Association and the Educational Dealers and Suppliers Association, as well as selected key educator shows such as National Association for the Education of Young Children, National Council of Teachers of Mathematics, the International Reading Association, and the National Educational Computing Conference.

   During 1996, in support of the school supply and parent-teacher store markets, the Company mailed 450,000 K-8 Catalogs and Electronic Classroom Catalogs directly to individual teachers and administrators. In order to promote dealer loyalty, these catalogs were imprinted with the name of nearby dealers encouraging teachers to visit their local teacher supply store in search of the Company's products.

                                      (6)

SPECIALTY RETAIL STORES. The Company reaches the specialty retailers through sixteen independent sales firms which together field approximately 60 sales representatives. Advertising and promotional efforts consist of trade shows and catalog presentations. The 1996 Toys and Games Trade catalog was mailed to all dealers and was given to retailers at the annual Toy Fair held in New York City in February.

   In addition, the Company participates in many of the major toy, book and gift fairs throughout the world, including the New York International Toy Fair, the Frankfurt International Book Fair and the Nuremburg Toy Show.

   Through Company literature programs promoted directly to dealers, over four million catalogs promoting the Company's products were distributed nationally in 1996.

CATALOG COMPANIES. Sales to catalog companies are made using a combination of in-house sales staff and non-exclusive independent sales representatives, depending upon specifics of the account.

MASS MERCHANT RETAILERS. The Company's mass merchant retailers are reached through a combination of independent sales representatives and direct presentations made by ExploraToy's General Manager. The non-exclusive independent sales force consists of nine firms, employing approximately 35 sales personnel. Direct presentations are made to major prospective customers in the United States. In addition, the Company independently presents its ExploraToy products at the Hong Kong Toy Fair and the Dallas Toy Fair in January and the New York International Toy Fair in February.

   The Company's 1996 ExploraToy promotional efforts were focused on its marketing tie-ins with two new licenses, "The Amazing Live Sea-Monkeys-R-" a license to manufacture and sell a product line that has been popular for over 35 years, and "Kratt's Creatures-T-", a new wildlife adventure series for children that is seen nationwide on PBS. The "Beakman's World-T-" license continued to be strong at retail for ExploraToy. Licenses are used for packaging, promotion and sale of the ExploraToy product line in the mass market in lieu of direct consumer advertising.

ADDITIONAL MARKETING EFFORTS. In recent years the Company has tested several direct response marketing approaches, both on its own and in concert with others in order to sell product directly to end users and/or to direct consumers to its retail base. The Company reduced its direct marketing testing in 1996 and does not anticipate any significant testing in 1997.

BACKLOG

  The Company normally ships within two days of receiving an order and, therefore, does not customarily have a significant backlog.

MANUFACTURING

   Most of the Company's sales are generated from products supplied complete by contract manufacturers. The remaining products are assembled or completed from components provided by other vendors. In excess of 85% of the Company's purchases of products and/or components are from vendors based in Taiwan, China, Hong Kong, Thailand, Korea, Japan, and Singapore. The balance are purchased from a variety of vendors located primarily in the United States. The Company has approximately 55 overseas vendors. For some products the Company has alternate vendors in the event that any one of its vendors is unable to meet its requirements. The terms of the Company's arrangements with its contract manufacturers are negotiated individually as to price and quantity and vary from purchase order to purchase order depending on the size of the particular order, the speed in which the Company requires the order to be completed, and other factors. Purchase order quantities vary depending on the product type and the Company's anticipated demand for such product. Payment terms generally consist of either letters of credit, wire transfers or 30 to 60 day payment terms.

   The Company receives most of its products in finished form at its distribution facility in Columbia, Tennessee. At this facility products are inspected, any necessary final assembly is completed and shipment is made to customers.

   Certain ExploraToy customers purchase products that are shipped directly to them from the Company's Asian vendors.

TRADEMARKS, COPYRIGHTS AND PATENTS

    The Company relies primarily on a combination of patents, copyrights, trademarks, trade secret laws, and employee and third-party nondisclosure agreements to protect its proprietary rights. While the Company believes that these protections are important, they are less significant to the Company's success than factors such as breadth and quality of its products, the

                                      (7)
knowledge, ability and experience of its personnel, its relationship with distributors and specialty retail stores and its product development procedures.

COMPETITION

   The markets for the Company's products are both highly competitive and highly fragmented. The Company competes for shelf and catalog space with a number of suppliers of educational games and toys, some of which have greater financial and marketing resources than the Company. The Company believes that the principal competitive factors in the markets it serves are breadth and quality of product offering, price, and market responsiveness. Although the Company believes that it competes favorably on the basis of these factors, there are competitors in each of the Company's major markets with significant financial and marketing resources.

   As the Company expands its ExploraToy mass market division it is expanding in markets which are intensely competitive and where it will continue to compete with larger, more experienced companies offering a broader line of products. The Company hopes to limit its risk in these markets by concentrating a narrowly defined product group dealing with science activity and related products where competition is typically less severe. There can be no guarantees however, that this strategy will be successful.

   The Company has yielded to competitive pressure in the mass market software and CD-ROM markets and has stopped the internal development of products for this market. It will continue to seek product to be purchased or licensed from others for sale and distribution through its core customer base. The Company believes that it can compete favorably in its traditional markets within the parameters of its revised strategy however, with changes occurring in the intensely competitive software market, new competitors may broaden their product lines or increase their focus on the Company's traditional markets resulting in greater competition for the Company.

EMPLOYEES

   As of December 31, 1996, the Company had approximately 220 full-time employees. In addition, the Company periodically hires part-time employees to meet seasonal market demands. Approximately 35 of the Company's full-time employees are engaged in the Company's product development and creative efforts, designing, writing, editing, drafting and developing the Company's products. An additional 55 employees are involved in sales and marketing; 31 are involved in general administrative duties; and 96 are involved in warehousing and distribution activities. The Company believes that its relationships with its employees are good. The employees of the Company are not parties to any collective bargaining agreements.

   Renewed growth will depend, in part, on the Company's ability to attract and retain qualified personnel. The Company has not conducted any efforts to determine the feasibility of expanding its staff, but in the past has generally found qualified personnel available to satisfy its growth requirements.

RISK FACTORS

   The Company believes the following factors present risks to the Company's business:

   DEPENDENCE ON NEW PRODUCTS. The Company's ability to maintain and expand its sales base depends in part on its continued successful development of new products. Although the Company introduced 54 new products in 1996, it was unsuccessful in completing one major new product, Big Talk, which the Company considered important for its revenue growth in 1996. This product is now expected to be ready for initial shipment in the summer of 1997. In 1996, approximately 26% of the Company's revenues were derived from products introduced in 1995 or 1996. While the Company makes substantial investments in product development and is continually developing ideas for new products, there is no assurance that it will be successful in these efforts in the future. If new products or upgrades to existing products are not introduced or accepted in the marketplace, the Company's operating results could be materially adversely affected.

   CONTINUED ACCEPTANCE OF EXISTING PRODUCTS. In 1996, approximately 20% of the Company's sales were generated by GeoSafari and related products. Approximately 40% of the Company's 1995 sales were generated by GeoSafari and related products. If sales of the Company's leading products decline at a rate greater than sales increases generated by the introduction of new products, the Company's operating results could be materially adversely affected.

   SEASONALITY AND FLUCTUATIONS IN QUARTERLY PERFORMANCE. A large portion of the Company's business is highly seasonal, with operating results varying substantially from quarter to quarter. Sales tend to be lowest in the first and second quarters and

                                      (8)
highest in the third and fourth quarters of the calendar year. The Company has typically experienced losses during the first quarter and may experience such seasonal losses in the future. Products are generally shipped as orders are received and accordingly the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. If sales or timing of orders fall below the Company's expectations, operating results could be adversely affected for relevant quarters and for the year if expenses based on these expectations have already been incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Information and Seasonality."

   DEPENDENCE ON CONTRACT MANUFACTURERS. The Company conducts substantially all of its manufacturing operations through contract manufacturers, many of which are located in the People's Republic of China (the "PRC"), Singapore and Taiwan. The Company does not have long-term contracts with any of its manufacturers. Foreign manufacturing is subject to a number of risks, including but not limited to transportation delays and interruptions, political and economic disruptions, the impositions of tariffs and import and export controls and changes in governmental policies. While the Company to date has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future and possibly result in increases in costs and delays of, or interferences with, product deliveries resulting in losses of sales and goodwill.

   GOVERNMENTAL REGULATION. In the United States, the Company is subject to the provisions of, among other laws, the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act (the "Acts"). The Acts empower the Consumer Product Safety Commission (the "Consumer Commission") to protect the public against unreasonable risks of injury associated with consumer products, including toys and other articles. The Consumer Commission has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repair or repurchase such toys under certain circumstances. Any such determination by the Consumer Commission is subject to court review. Violations of the Acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company maintains a quality control program (including the retention of independent testing laboratories) to ensure compliance with applicable laws. The Company believes it currently is in substantial compliance with these laws. In general, the Company has not experienced difficulty complying with such regulations, and compliance has not had an adverse effect on the Company's business.

   COMPETITION. The market for educational products is highly fragmented and competitive. In the home and school markets, the Company competes for shelf and catalog space with a number of suppliers of educational games and toys, many of which have greater financial and marketing resources than the Company. Existing competitors may continue to broaden their product lines and potential competitors, including large toy manufacturers, entertainment companies and publishers, may enter or increase their focus on the supplemental educational products market, resulting in greater competition for the Company. Expenditures in the market for educational products are shifting towards a higher degree of reliance on software and computer-based products. While the Company has changed its strategy to concentrate on the sale of computer software and CD-ROM products purchased or licensed from others thus capitalizing on its relative distribution strength in its key markets, there is no assurance that changes in the broader software market which are driving competitors from the consumer software market into the educational software market will not produce such intense competition that the Company will not be able to successfully complete its plans for software products.

   DEPENDENCE ON NEW DISTRIBUTION CHANNELS. There is no guarantee that the Company will continue to be successful in its attempts to expand its distribution into the mass merchant retail channels with its ExploraToy line of science products.

   ACCOUNTS RECEIVABLE RISKS. Certain of the Company's customers participate in an accounts receivable dating program pursuant to which payments for products are delayed for up to 180 days. Although no customer accounted for more than 4% of the Company's sales in 1996, the insolvency or business failure of any customer with a large account receivable could have a material adverse affect on the Company.

   DEPENDENCE ON KEY PERSONNEL. The Company's future success depends in large part on the continued service of key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. The Company's key employees include Burt Cutler, Jay Cutler, Reid Calcott, James Whitney, Dennis Graham, Kelly Cole and George Atamian. The Company has no employment agreement with any of its employees, any of whom may voluntarily terminate employment with the Company at any time. Competition for such employees is intense and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of and the unavailability of replacements for key personnel could have material adverse effect upon the Company's results of operations and on research and development efforts. The Company does not have key-person insurance covering its management personnel or other key employees.

                                      (9)

   INTERNATIONAL EXPANSION. In 1990, the Company established a distribution subsidiary in the United Kingdom. Approximately 14% of the Company's fiscal 1996 sales, including sales by the United Kingdom subsidiary, were generated from sales to customers outside of the United States. The Company's success in Europe and elsewhere is dependent upon a number of factors, including the Company's ability to successfully convert the textual portions of its products into foreign languages and the Company's ability to successfully develop a market for its products. The Company is also subject to the attendant risks of doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in duties and tariffs, changes in foreign regulations, political turmoil and deterioration in international economic conditions. There can be no assurance that the Company will be able to successfully expand its international sales.

   DEPENDENCE ON GOVERNMENT FUNDING. Approximately 43% of the Company's North American sales comes directly or indirectly from the school market. This market is, to a degree, dependent upon government support from one or more sources. Future constraints on education funding by federal, state and local governments could have a material adverse effect on the Company's business.

   CONCENTRATION OF STOCK OWNERSHIP. Members of the Cutler family and certain family trusts controlled by them beneficially own approximately 70% of the outstanding stock. As a result, such persons will have the ability to control the Company and direct its affairs and business. Such concentration of ownership may have the effect of delaying or preventing change in control of the Company. In addition, the Company's bylaws include provisions that eliminate cumulative voting under certain circumstances. These provisions might have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of the Company.

   POSSIBLE ADVERSE IMPACT OF ISSUANCE OF PREFERRED STOCK. The Board of Directors of the Company has authority to issue up to 10,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The potential issuances of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may adversely affect the market price of, and the voting and other rights of, the holders of Common Stock. The Company currently has no plans to issue shares of Preferred Stock.

ITEM 2:  PROPERTIES

   Until September 1995, the Company was headquartered in Dominguez Hills, California where it leased approximately 38,000 square feet from Diana P. and Burton Cutler, the Company's Chairman.

   In September 1995, the Company moved its headquarters to a building, which it purchased in January of 1995, in Carson, California. This facility comprises approximately 54,000 square feet, essentially all of which is office space. The Company's product development, marketing, finance and customer service personnel are located in this facility.

    The Company's Tennessee distribution facility comprises approximately 162,000 square feet and includes approximately 9,000 square feet of offices. The Tennessee facility is owned by Karen M. Duncan Cutler and Jay Cutler, the Company's President, and is leased by them to the Company. This facility was expanded by 42,000 square feet in 1995. This expansion was financed and paid for by Jay and Karen Cutler. Lease payments by the Company were adjusted to reflect this expansion. The Company believes that there is adequate room for expansion at the Tennessee facility should the need arise.

ITEM 3:  LEGAL PROCEEDINGS

   The Company is involved from time to time in litigation incidental to its business. The Company is not currently involved in any pending litigation matters which would have a material adverse effect on the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                      (10)

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning the Company's executive officers, and key employees:

  NAME                     AGE    POSITION
  ----                     ---    --------
  Burton Cutler            70    Chairman of the Board
  Jay A. Cutler            45    President, Chief Executive Officer
  G. Reid Calcott          58    Vice Chairman, Chief Operating and
                                   Financial Officer
  James B. Whitney         45    Vice President, Marketing
  Dennis J. Graham         41    Vice President, Business Development
  Kelly A. Cole            45    Vice President, Warehousing and Distribution
  George C. Atamian        59    Vice President, General Manager, ExploraToy


   Burton Cutler is one of the founders of the Company and has been Chairman of the Board of Directors since the Company's inception in 1962. Mr. Cutler also served as the Company's principal executive officer from its formation until 1992. Since 1991, Mr. Cutler has been providing part-time services to the Company and expects to continue that degree of effort into the foreseeable future.

   Jay A. Cutler has been employed by the Company since 1975, became a director in 1982 and began serving as President of the Company in 1991. In 1992, he also became Chief Executive Officer. Prior to 1991, Mr. Cutler served as the Company's Vice President, Production, and was responsible for overseeing and controlling the development, introduction and production of the Company's products. Jay A. Cutler, the Company's President and Chief Executive Officer, is the son of Burton and Diana P. Cutler.

   G. Reid Calcott was appointed as Chief Operating Officer of the Company in 1996. Prior to that Mr. Calcott had been appointed as Chief Financial Officer in 1993 and was elected a director effective January 1, 1994. From 1988 until 1993, Mr. Calcott served as a general management consultant to the Company. Mr. Calcott owns and monitors the business operations of California Quality Plastics, Inc., a producer of plastic products, and provides consulting services to and owns an interest in Robertson American of Mississippi, Inc., a ceramic casting company. Although he devotes substantially all of his time to serving as a director and the Chief Operating Officer of the Company, he is an officer and director of each of these two corporations.

   James B. Whitney has been the Company's Vice President, Marketing since 1987 and served as the Company's Director of Marketing from 1985 until 1987. He is responsible for marketing to all domestic and Canadian customers other than mass merchant retailers. Prior to joining the Company in 1985, Mr. Whitney was a classroom teacher and spent 14 years in sales and marketing of products in the school market.

   Dennis J. Graham has been an employee of the Company since 1984 and has served as the Company's Vice President, Business Development since 1988. In this capacity, he is responsible for all foreign sales and for the development of certain major product development programs. Prior to 1988, Mr. Graham served as the Company's Director of Product Development and as the Company's advertising manager. Prior to joining the Company, Mr. Graham served as advertising manager for Modern Curriculum Press, a publishing division of Simon & Schuster.

   Kelly A. Cole has been employed by the Company since 1986 and has served as Vice President, Warehouse and Distribution since 1990. Prior to joining the Company, Mr. Cole served in Operations and Material Management with Terry Hinge, Inc., a manufacturer and importer of hardware.

   George C. Atamian joined the Company in 1993 as General Manager of the ExploraToy line which develops and markets products to mass merchant retailers. Prior to April 1993, Mr. Atamian served as an independent consultant to the Company. From 1989 to 1992, Mr. Atamian was an officer of Super Science, Ltd., a science toy company. Prior to 1989, Mr. Atamian served as Vice President of Educational Science Products for the Bushnell division of Bausch and Lomb, a producer of optical products.

   Each officer serves at the discretion of the Board of Directors.

                                     (11)

                                 PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


   Prior to the consummation of the initial public offering of the Company's Common Stock in April of 1994, there was no established market for the Company's Common Stock. Since April 15, 1994, the Common Stock has traded on The Nasdaq Stock Market ("Nasdaq") under the symbol
"EDIN".

   The following table sets forth the high and low sales prices per share for the Common Stock as reported by Nasdaq for fiscal years 1996 and 1995:

                                        1996               1995
                                        ----               ----
     QUARTER ENDED                   HIGH      LOW      HIGH      LOW
     -------------                   ----      ---      ----      ---
     March 31                      $5        $3 1/4    $7 3/8    $4
     June 30                        4 1/8     3         6 1/2     4 3/4
     September 30                   3 3/8     1 7/8     7 1/4     4 3/4
     December 31                    3         1 1/2     6 1/8     2 3/4

   As of March 17, 1997, the approximate number of shareholders of record of the Common Stock was 117.

   The Company was taxed as an S Corporation under the Internal Revenue Code of 1986, as amended, from 1988 through April 15, 1994, when the Company completed its initial public offering. As a result of the Company being an S Corporation, the taxable income of the Company during such period was taxed, for federal and state income tax purposes, directly to the persons who were the shareholders of the Company prior to the completion of its initial public offering rather than to the Company.

   Additionally, immediately prior to the initial public offering, the Board of Directors approved and the Company made a $10,289,000 distribution to the S Corporation shareholders representing substantially all of the Company's retained earnings previously taxed to them. Also, prior to the initial public offering and consistent with historical practices, the Board of Directors approved future distributions to the former Subchapter S Shareholders to fund their expected income tax liabilities (up to a maximum of $1,000,000) resulting from the Company's S Corporation status through the date of the offering. As such, $436,000 of dividends were paid to said shareholders in August 1994, to partially fund the payment of income taxes associated with their pro rata share of the Company's 1994 income, and an additional $353,000 was paid during 1995.

   The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payments of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

                                      (12)

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                   1996       1995      1994       1993       1992
                                   ----       ----      ----       ----       ----
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Sales                            $41,276    $39,790    $45,640    $42,053    $31,897
 Cost of sales                     19,526     18,150     21,354     18,526     14,381
                                  -------    -------    -------    -------    -------
 Gross profit                      21,750     21,640     24,286     23,527     17,516
                                  -------    -------    -------    -------    -------
 Operating expenses:
 Sales and marketing                8,216      9,242      6,943      6,179      4,721
 Warehousing and distribution       3,321      3,994      3,929      4,646      3,826
 Research and development           5,289      5,166      4,422      3,705      3,060
 General and administrative         3,809      3,830      3,719      3,823      2,726
                                  -------    -------    -------    -------    -------
   Total operating expenses        20,635     22,232     19,013     18,353     14,333
                                  -------    -------    -------    -------    -------
 Operating income (loss)            1,115       (592)     5,273      5,174      3,183
 Interest expense, net                281         21        104        374        181
 Other income, net                    479        346        208        301        325
                                      ---        ---        ---        ---        ---
 Income (loss) before
  provision (benefit)
  for income taxes                  1,313       (267)     5,377      5,101      3,327
 Provision (benefit)
  for income taxes                    484        (95)       881        196        135
                                     ----      -----     ------     ------     ------
 Net income (loss)                   $829      $(172)    $4,496     $4,905     $3,192
                                     ====      =====     ======     ======     ======

NET INCOME DATA (PRO FORMA
  FOR YEARS PRIOR TO 1995):

 Net income (loss) (1)            $   829     $ (172)   $ 3,280    $ 3,050    $ 1,992
 Net income (loss)
  per share (1)                     $0.12     $(0.02)     $0.49      $0.51
Weighted average shares
 outstanding (2)                    7,042      7,040      6,748      6,002

BALANCE SHEET DATA
  (AT PERIOD END):
 Working capital                  $18,674    $17,982    $19,432    $ 8,168    $ 7,422
 Total assets                      30,904     28,254     28,282     22,136     17,211
 Total debt                         2,295      1,394          0      7,000      5,010
 Shareholders' equity              23,464     22,584     22,828     10,659      8,809

___________

(1) The Company was taxed as an S Corporation for federal and state income tax purposes from June 1, 1986 to April 15, 1994. For years prior to 1995, pro forma net income and pro forma net income per share reflect the pro forma effect of income taxes as if the Company had been taxed as a C Corporation. Upon the Company's Initial Public Offering, the Company became subject to federal and state income taxes.

(2) Assumes as outstanding, during the 1993 and 1992 periods, 1,000,000 shares which represent the approximate number of shares deemed to have been sold by the Company to fund the $10 million S Corporation distribution to persons who were shareholders of the Company prior to the Company's initial public offering in April of 1994.

                                      (13)

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company was founded in 1962 to develop and market supplemental educational materials to assist in the teaching of reading. Initially, the Company's product development and marketing efforts were concentrated on products for use primarily within the school environment. As sales of the Company's products for use at home increased, products were packaged for the home market and sales to this market began to grow rapidly through specialty retail stores. Sales peaked at $45,640,000 in 1994 by which time the Company had achieved distribution in most of the nation's specialty retail stores. Sales decreased to $39,790,000 in 1995 as sales of the Company's leading GeoSafari product line matured and declined and the Company was unsuccessful in launching enough new products to offset this decline. In 1996, sales of the GeoSafari product line continued to decline but, the Company was successful in introducing enough new products to off-set this decline and produce an increase in revenue of 3.7 percent to $41,276,000.

  In 1990, the Company formed Educational Insights Limited, a United Kingdom company, to market and distribute the Company's products throughout the United Kingdom and other foreign countries. Sales of Educational Insights Limited were $2.8 million, $2.7 million and $2.5 million and income before taxes for the subsidiary was $250,000, $28,000 and $300,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

  In 1993, the Company established its ExploraToy Division to develop and market science activity products to the mass market. In 1996, this division's revenue continued its year-on-year increase and made its first positive contribution to the Company's earnings.

  In 1993, the Company began the development of computer software products. The first of these were introduced in late 1995. By late 1996 the Company determined that increasing costs in the development of these products made continuing internal development economically unfeasible. In addition, increasing competition raised the cost of marketing computer software products to the broad-base consumer market making the introduction of new products into this market unprofitable. As a result, the Company discontinued internal development and the introduction of new products to the mass market. While it will continue to sell its existing software products in their current channels of distribution, the Company's strategy for further expansion provides for the purchasing or licensing of products from others for distribution in the Company's traditional school supply and specialty retail markets.

  The Company's cost of sales includes amounts paid to its vendors for products and components purchased, the cost of freight and duty to land such goods at the Company's distribution facility in Columbia, Tennessee, plus the cost of assembly labor for certain of the Company's products. Research and development expenses include costs associated with the identification and validation of the educational content of the Company's products and the incorporation of new technology as well as expenses relating to engineering and quality assurance. All product development costs have been expensed as incurred.

RESULTS OF OPERATIONS:

  The following table sets forth certain data as a percentage of sales:

                                      PERCENTAGE OF SALES        PERCENTAGE INCREASE
                                    YEARS ENDED DECEMBER 31,         (DECREASE)
                                    -----------------------        --------------
                                                                   1996     1995
                                                                   over     over
                                    1996     1995     1994         1995     1994
                                    ----     ----     ----         ----     ----
Sales                              100.0%   100.0%   100.0%        3.7%    (12.8)%
Cost of sales                       47.3     45.6     46.8         7.6     (15.0)
 Gross profit                       52.7     54.4     53.2          .5     (10.9)
Operating expenses:
 Sales and marketing                19.9     23.2     15.2       (11.1)     33.1
 Warehousing and distribution        8.1     10.1      8.6       (16.9)      1.7
 Research and development           12.8     13.0      9.7         2.4      16.8
 General and administrative          9.2      9.6      8.1         (.6)      3.0
 Total operating expenses           50.0     55.9     41.6        (7.2)     16.9
Operating income (loss)              2.7     (1.5)    11.6       288.3    (111.2)
Interest expense, net                 .7       .1       .2      1238.1     (79.8)
Other income, net                    1.2       .9       .5        38.4      66.3
Income (loss) before provision
 (benefit)for income taxes           3.2      (.7)    11.8       591.8    (103.8)


                                      (14)

1996 COMPARED TO 1995

     SALES. Sales increased by 3.7% or $1.5 million to $41.3 million in 1996 from $39.8 million in 1995. Sales in the school market declined 10.8%, sales in the specialty retail market increased 8.1% while sales in the ExploraToy, private label, software and international markets, excluding Canada increased 32.1%. The largest increase was in the ExploraToy market which increased 49.8%.

     The Company continued to experience a decline in the sale of its leading product line, GeoSafari in 1996; however, the Company's development efforts were successful in producing new products to off-set the decline in older product and produce an overall increase of 3.7% in revenue. However, the decline in school market revenue, which was primarily due to continuing gradual decline in older product, was not off-set by new product introductions aimed primarily at the school market.

     Most notable among the new product successes were the Company's GeoSafari Talking Globe and its Reading Safari. In addition, the SeaMonkey product line, which was licensed in 1995, produced over $1 million in revenue. The SeaMonkey product line is sold in both the Company's ExploraToy division and in its school supply and specialty retail divisions.

     GROSS PROFIT. The Company's gross profit remained essentially unchanged at $21.8 million in 1996 compared to $21.6 million in 1995. When expressed as a percentage of sales, gross margins decreased to 52.7% in 1996 from 54.4% in 1995. This decrease was primarily the result of a proportional increase in sales made of the Company's ExploraToy line and other products with lower-than-average gross margins, and discounting during the first half of the year associated with the sale of certain discontinued products.

    SALES AND MARKETING EXPENSE. Sales and marketing expense decreased by 11.1% or $1.0 million to $8.2 million in 1996 from $9.2 million in 1995. Sales and marketing expense decreased to 19.9% of sales in 1996 from 23.2% of sales in 1995. This decrease was primarily due to decreases in literature costs, promotional expense, trade-show expense, the Company's direct market mailing costs in its traditional markets and a decrease in the cost of software marketing expense associated with the change in the Company's strategy in this market segment. These decreases were off-set in part by an increase in marketing costs in the ExploraToy division associated primarily with the increase in sales volume in this division. The Company expects to achieve further decreases in sales and marketing expense when expressed as a percentage of sales in 1997.

     WAREHOUSING AND DISTRIBUTION EXPENSE. Warehousing and distribution expense decreased by 16.9% or $0.7 million to $3.3 million in 1996 from $4.0 million in 1995. Expressed as a percentage of sales, warehousing and distribution expense decreased to 8.1% compared to 10.1% in 1995. The primary reason for the decrease expressed a percentage of sales was the Company's ability to adjust warehousing and distribution costs downward in proportion to the decrease in volume which occurred in 1995. The Company expects warehousing and distribution costs, as a percentage of sales, to remain near the current levels.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense remained relatively unchanged at $5.3 million in 1996 compared to $5.2 million in 1995. Likewise, research and development expense as a percentage of sales remained relatively unchanged at 12.8% in 1996 compared to 13.0% in 1995.

     Software development expense continued at an annual rate of approximately $1 million through 1996, but is expected to decrease significantly in 1997 as the Company shifts its emphasis from internal development of new product to the licensing and sale of product developed by others.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense remained unchanged at $3.8 million in both 1996 and 1995. General and administrative expense decreased to 9.2% of sales in 1996 from 9.6% of sales in 1995 as sales volume increased while expenses remained constant.

     INTEREST EXPENSE, NET. Net interest expense increased by $260,000 to $281,000 in 1996 from $21,000 in 1995. This increase was due primarily to interest paid on the Company's long term loan associated with the purchase of its new office facility which was occupied in August, 1995 and an increase in borrowings on the Company's revolving line of credit to finance increases in inventory associated with the purchase of new product in 1996.

     OTHER INCOME, NET. Net other income is primarily comprised of royalty income received by the Company from licenses of certain of its products and exchange rate gains/losses from its international activities. Net other income increased by 38.4% or $133,000 to $479,000 in 1996 from $346,000 in
1995. This increase was primarily a result of abnormally high foreign

                                      (15)
exchange rate gains from the Company's subsidiary in the UK due to the relative strength of the Pound Sterling during the fourth quarter of 1996.

1995 COMPARED TO 1994

     SALES. Sales decreased by 12.8% or $5.8 million to $39.8 million in 1995 from $45.6 million in 1994. Sales in the school market declined 8.3%, sales in the specialty retail market declined 17.4% while sales in the ExploraToy, private label and international markets, including the UK declined 7.4%. Sales decreased in all of the Company markets except software which the Company entered for the first time in 1995.

     The Company believes that the decreases were due in part to production difficulties associated with the redesign of its GeoSafari product line which delayed its introduction, a reduction in its traditional direct marketing activities, a less robust specialty market and the normal aging of its product line which was not offset by adequate introduction of new products to make up for the normal decline in its more mature products.

     In addition, two of the Company's major new products, the GeoSafari CD-ROM and the GeoSafari Theater overhead projection unit both reached the market too late in 1995 to have a material effect on 1995 revenue.

     GROSS PROFIT. The Company's gross profit decreased by 10.9% or $2.6 million to $21.6 million in 1995 from $24.3 million in 1994. When expressed as a percentage of sales, gross margins increased to 54.4% in 1995 from 53.2% in 1994. This increase was primarily the result of a decrease in the proportion of lower margin product sales to the Company's private label customers and the first year revenue from the Company's CD-ROM division which has higher margins than the Company's traditional product lines. Mass market and private label sales volume is expected to increase in 1996 but it is not anticipated that this increase will have a material effect on the Company's gross margin.

     SALES AND MARKETING EXPENSE. Sales and marketing expense increased by 33.1% or $2.3 million to $9.2 million in 1995 from $6.9 million in 1994. Sales and marketing expense increased to 23.2% of sales in 1995 from 15.2% of sales in 1994. This increase was due to increases in literature costs and trade-show and promotional expense in the Company's traditional products; increases in compensation expense to support the ExploraToy line and marketing expenditures in the CD-ROM market in advance of the introduction of the Company's first CD-ROM product in the fourth quarter of 1995.

     WAREHOUSING AND DISTRIBUTION EXPENSE. Warehousing and distribution expense remained relatively unchanged at $4.0 million in 1995 compared to $3.9 million in 1994. Expressed as percentage of sales, warehousing and distribution expense increased to 10.1% compared to 8.6% in 1994. The primary reason for the increase expressed as a percentage of sales was due to the Company's inability to reduce warehousing and distribution costs proportional to the decrease in sales volume because most of the Company's warehousing and distribution costs are fixed. In addition, rent expense increased in 1995 as a result of the addition of 40,000 square feet of space at the Company's facility in Tennessee.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased by 16.8% or $744,000 to $5.2 million in 1995 from $4.4 million in 1994 and increased as a percentage of sales to 13.0% in 1995 from 9.7% in 1994. The increase was due primarily to the increased development expenses associated with the Company's CD-ROM product, increased emphasis on the development of electronic learning aids which are more costly to develop than the Company's less complex more traditional products and the continuing historically high levels of spending for product to be introduced in 1996 and thereafter in spite of the reduction in revenue.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense remained relatively unchanged at $3.8 million in 1995 compared to $3.7 million in 1994 but increased as a percentage of sales to 9.6% in 1995 from 8.1% in 1994. The increase as a percentage of sales was due to decreased sales volumes.

     INTEREST EXPENSE, NET. Net interest expense decreased by 79.8% or $83,000 to $21,000 in 1995 from $104,000 in 1994. This decrease was primarily the result of reduction in the Company's borrowings on its revolving line of credit made possible by the use of part of the proceeds of the Company's initial public offering for working capital purposes and interest income earned on short term investments made during 1995.

     OTHER INCOME, NET. Net other income is primarily comprised of royalty income received by the Company from licenses of certain of its products and exchange rate gains/losses from its international activities. Net other income increased by 66.3% or $138,000 to $346,000 in 1995 from $208,000 in
1994. This increase was primarily a result of foreign exchange rate gains recognized on Canadian sales during 1995 as compared to foreign exchange losses recognized in 1994.
                                       (16)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
 OF 1995

     Except for the historical information contained herein, the matters discussed in this Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other risk factors discussed herein and in the Company's filings with Securities and Exchange Commission.

QUARTERLY INFORMATION AND SEASONALITY

     The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and are lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year-end holiday selling season. The Company has typically experienced losses during the first quarter in the past and may experience such seasonal losses in the future, including the first quarter of 1997.

The following table sets forth unaudited statement of operations data for each of the Company's last eight quarters. This unaudited quarterly financial information was prepared on the same basis as the annual information presented elsewhere in this Report and, in management's opinion, reflects all the adjustments (of normal recurring entries) necessary for a fair presentation of the information presented. The operating results for any quarter are not necessarily indicative of results for any future period. Net income per share computations for each quarter are independent of the year-end computations. Accordingly, the sum of said net income per share amounts for the four quarters of 1996 or 1995, which are based on average shares outstanding during each quarter, may not equal net income per share for the year which is based on average shares outstanding during the year.

                                                                  QUARTER ENDED
                                 ----------------------------------------------------------------------------
                                 MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,    DEC. 31,
                                  1996       1996        1996        1996       1995       1995       1995        1995
                                 ------     ------     -------     -------     ------     ------     -------     -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                            $7,666     $8,653     $11,751     $13,206     $8,347     $8,278     $12,004     $11,161
 Gross profit                     4,298      4,475       6,139       6,838      4,458      4,765       6,336       6,081
Operating expenses:
 Sales and marketing              2,022      1,745       2,189       2,260      1,571      1,799       2,170       3,702
 Warehousing and distribution       882        929         751         759      1,045        903         986       1,060
 Research and development         1,406      1,525       1,205       1,153      1,499      1,298       1,180       1,189
 General and administrative       1,005        939         971         894        953        899       1,220         758
Operating income (loss)          (1,017)      (663)      1,023       1,772       (610)      (134)        780        (628)
Income (loss) before
  provision (benefit) for
  income taxes                     (949)      (622)        973       1,911       (475)        44         820        (656)
Net income (loss)                  (584)      (372)        593       1,192       (286)        28         511        (425)
Net income (loss) per share      $(0.08)    $(0.05)      $0.08       $0.17      (0.04)       .00         .07       (0.06)

Quarterly sales and operating results are also affected by the timing of new product introductions, the product mix, the timing of orders placed by the Company's distributors and dealers, and the timing of marketing expenditures. The Company's quarterly gross profit margins have fluctuated as a result of such factors as customer and product mix and changes in the purchased cost of products. Products are generally shipped as orders are received and accordingly the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are relatively fixed and are budgeted based primarily on the Company's annual sales forecast.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company's working capital needs have been met through funds generated from operations and from the Company's revolving line of credit. The Company's principal need for working capital has been to meet peak inventory and accounts receivable requirements associated with its seasonal sales pattern. The Company increases inventory levels during the spring and summer months in anticipation of increasing shipments in the late summer and fall. Accounts receivable typically

                                      (17)
increase during the summer and fall because of the Company's use of "dating" programs, wherein sales are made to the Company's customers for which payment is deferred for one to three months based on the size of the sales orders. Due to said sales patterns, the largest customer orders are shipped during the summer and fall, hence increasing accounts receivable balances during the third and fourth quarters.

     Net cash provided by operating activities was $0.2 million in 1996 compared to cash used in operating activities of $1.2 million in 1995. This decrease in the use of cash by operations was primarily due to the Company achieving net income of $0.8 million in 1996 compared to a net loss of $0.2 million in 1995. A $1.8 million increase in inventory in 1996 was largely off-set by the decrease in income taxes receivable of $1.2 million as these tax refunds were received during 1996. Net cash used in operating activities was $1.2 million in 1995 compared to cash provided by operating activities of $2.8 million in 1994. This increase in the use of cash by operations was primarily due to the net loss of $0.2 million in 1995 compared to the net income of $4.5 million in 1994, an increase in inventory of $2.3 million, a decrease in accrued expenses of $0.9 million and a decrease in income taxes payable of $1.5 million. These increases in the use of cash were partially offset by a decrease in accounts receivable of $1.5 million.

     Financing activities provided cash of $0.9 million in 1996 compared to $1.0 million in 1995. Financing activities consisted primarily of borrowings under the Company's revolving line of credit in order to fund higher levels of inventory primarily related to the growing ExploraToy product line. Financing activities provided cash of $1.0 million in 1995 compared to $0.9 million in 1994. Financing activities in 1995 consisted of proceeds of long-term debt associated with the purchase of the Company's new office building and a cash distribution paid to shareholders of the former sub-chapter S corporation to pay taxes on earnings allocated to these shareholders from January 1, to April 15, 1994. This represented the final payment to reimburse former sub-chapter S shareholders for such taxes.

     The Company currently has a revolving line of credit with a bank which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 3, 1997, the Company may borrow up to $8 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on advances to the Company's subsidiary, capital expenditures and additional indebtedness. At December 31, 1996, the Company had outstanding borrowings of $1 million under its line of credit. At December 31, 1995 and 1994, the Company had no outstanding borrowings against its line of credit. The Company's capital expenditures were $0.5 million in 1996, $3.9 million in 1995 and $1.8 million in 1994. The Company anticipates that 1997 capital expenditures will be less than $1 million with these expenditures primarily in the areas of new product tooling and the purchase of equipment to automate warehousing activities; purchase of said equipment commenced in the fourth quarter of 1996. The Company believes that borrowings available under the revolving line of credit and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

                                      (18)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information, other than quarterly information, required by this item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                      (19)

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 27, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996. Information with respect to executive officers is included in Part I of this report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 27, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

     ITEM 11: EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 27, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 27, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the information contained under the caption "Certain
Transactions" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 27, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

                                      (20)

  PART IV

   ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

                                                                           PAGE
(a)(1)   Financial Statements:

         Report of Deloitte & Touche LLP, Independent Auditors             F-1
         Consolidated Balance Sheets as of December 31, 1996 and 1995 F-2 Consolidated Statements of Operations for each of the
          three years in the period ended December 31, 1996                F-4
         Consolidated Statements of Shareholders' Equity for each
          of the three years in the period ended December 31, 1996         F-5
         Consolidated Statements of Cash Flows for each of the
          three years in the period ended December 31, 1996                F-6
         Notes to Consolidated Financial Statements                        F-8

(a)(2)   Financial Statement Schedule                                        *
         Independent Auditors' Report                                       23
         Schedule II - Valuation and Qualifying Accounts                    24

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)      Index to Exhibits                                                  25


* All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable,not required or the information called for therein appears in the consolidated financial statements or notes thereto.

                                     (21)

                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Educational Insights, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                                              EDUCATIONAL INSIGHTS, INC.
                                                     (Registrant)


                                              By: ___________________________
                                                   Jay Cutler, President and
                                                    Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Educational Insights, Inc. and in the capacities indicated on March 26, 1997.

               Signature                         Title
               ---------                         -----

_____________________________________  Chairman of the Board
            Burton Cutler


_____________________________________  President and Chief Executive
             Jay Cutler                  Officer

_____________________________________  Vice Chairman and Chief
           G. Reid Calcott              Operating and Financial Officer
                                        (Principal Financial Officer)



____________________________________  Controller and Secretary
          Stephen E. Billis            (Principal Accounting Officer)



____________________________________  Director
          Gerald Bronstein

                                      (22)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Educational Insights, Inc.:

We have audited the accompanying consolidated balance sheets of Educational Insights, Inc. (the "Company") and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Educational Insights, Inc. and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Los Angeles, California
February 21, 1997

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------

ASSETS                                             1996              1995
                                                   ----              ----

CURRENT ASSETS:
   Cash and cash equivalents                    $ 1,018,000      $   378,000
   Accounts receivable, net of allowance
    for doubtful accounts of $373,000 in
    1996 and $394,000 in 1995                     9,779,000        9,459,000
   Inventory                                     12,139,000       10,309,000
   Prepaid expenses and other assets                663,000          439,000
   Income taxes receivable                                           749,000
   Other receivables                                170,000           16,000
   Deferred income taxes                            808,000          716,000
                                                -----------      -----------
      Total current assets                       24,577,000       22,066,000
                                                -----------      -----------

PROPERTY AND EQUIPMENT, Net                       5,446,000        5,844,000
                                                -----------      -----------

OTHER ASSETS:
   Deposits                                          23,000           72,000
   Other                                            858,000          272,000
                                                -----------      -----------
      Total other assets                            881,000          344,000
                                                -----------      -----------
TOTAL                                           $30,904,000      $28,254,000
                                                -----------      -----------
                                                -----------      -----------

See accompanying notes to consolidated financial statements.
                                                                  (Continued)

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY               1996              1995
                                                   ----              ----

CURRENT LIABILITIES:
   Current portion of long-term debt               $110,000         $99,000
   Line of credit                                 1,000,000
   Accounts payable                               2,512,000       2,463,000
   Accrued expenses                               1,584,000       1,522,000
   Income taxes payable                             440,000
   Deferred Income                                  257,000
                                                -----------      -----------
      Total current liabilities                   5,903,000       4,084,000
                                                -----------      -----------

LONG-TERM DEBT                                    1,185,000       1,295,000
                                                -----------      -----------

DEFERRED INCOME TAXES                               352,000         291,000
                                                -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred stock, no par value; 10,000,000
    shares authorized; no shares issued
   Common stock, no par value; 30,000,000
    shares authorized;
    7,040,000 shares issued                      18,644,000      18,644,000
   Cumulative translation adjustment                140,000          89,000
   Retained earnings                              4,680,000       3,851,000
                                                -----------      -----------
      Total shareholders' equity                 23,464,000      22,584,000
                                                -----------      -----------
TOTAL                                           $30,904,000      $28,254,000
                                                -----------      -----------
                                                -----------      -----------

See accompanying notes to consolidated financial statements.

                                                                  (Concluded)

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
------------------------------------------------------------------------------

                                          1996          1995           1994
                                          ----          ----           ----
SALES                                 $41,276,000    $39,790,000    $45,640,000
COST OF SALES                          19,526,000     18,150,000     21,354,000
                                      -----------    -----------    -----------
GROSS PROFIT                           21,750,000     21,640,000     24,286,000
                                      -----------    -----------    -----------

OPERATING EXPENSES:
  Sales and marketing                   8,216,000      9,242,000      6,943,000
  Warehousing and distribution          3,321,000      3,994,000      3,929,000
  Research and development              5,289,000      5,166,000      4,422,000
  General and administrative            3,809,000      3,830,000      3,719,000
                                      -----------    -----------    -----------
    Total operating expenses           20,635,000     22,232,000     19,013,000
                                      -----------    -----------    -----------
OPERATING INCOME (LOSS)                 1,115,000       (592,000)     5,273,000
                                      -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                       (304,000)      (159,000)      (135,000)
  Interest income                          23,000        138,000         31,000
  Other income, net                       479,000        346,000        208,000
                                      -----------    -----------    -----------
    Total other income (expense)          198,000        325,000        104,000
                                      -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION
 (BENEFIT) FOR INCOME TAXES             1,313,000       (267,000)     5,377,000
PROVISION (BENEFIT) FOR
 INCOME TAXES                             484,000        (95,000)       881,000
                                      -----------    -----------    -----------
NET INCOME (LOSS)                     $   829,000       (172,000)   $ 4,496,000
                                      ===========    ===========    ===========

NET INCOME (LOSS) DATA (PRO
 FORMA FOR 1994):
INCOME (LOSS) BEFORE INCOME
 TAXES, AS REPORTED                   $ 1,313,000    $  (267,000)   $ 5,377,000
PROVISION (BENEFIT) FOR
 INCOME TAXES                             484,000        (95,000)     2,097,000
                                      -----------    -----------    -----------
NET INCOME (LOSS)                     $   829,000    $  (172,000)   $ 3,280,000
                                      ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE           $      0.12    $     (0.02)   $      0.49
                                      ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                     7,042,000      7,040,000      6,748,000
                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
-------------------------------------------------------------------------------
                                           CUMULATIVE
                               COMMON      TRANSLATION  RETAINED
                                STOCK      ADJUSTMENT   EARNINGS       TOTAL
                              ----------     ------     --------     ----------

BALANCE, DECEMBER 31, 1993         5,000     49,000    10,605,000    10,659,000

 Net proceeds from issuance
  of common stock             18,639,000                             18,639,000

 Translation adjustment                      16,000                      16,000

 Distributions to
  shareholders                                       (10,982,000)   (10,982,000)

 Net income                                            4,496,000      4,496,000
                             -----------    -------   ----------     ----------
BALANCE, DECEMBER 31, 1994    18,644,000     65,000    4,119,000     22,828,000

 Translation adjustment                      24,000                      24,000

 Distributions to shareholders                           (96,000)       (96,000)

 Net loss                                               (172,000)      (172,000)
                             -----------    -------   ----------     ----------
BALANCE, DECEMBER 31, 1995    18,644,000     89,000    3,851,000     22,584,000

 Translation adjustment                      51,000                      51,000

 Net income                                              829,000        829,000
                             -----------    --------  ----------      ----------
BALANCE, DECEMBER 31, 1996   $18,644,000    $140,000  $4,680,000    $23,464,000
                             -----------    --------  ----------      ----------
                             -----------    --------  ----------      ----------



See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------------------------------------

                                                                      1996            1995            1994
                                                                      ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $  829,000     $  (172,000)     $4,496,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for doubtful accounts and sales returns                133,000         191,000         316,000
    Provision for inventory obsolescence                            (240,000)       (129,000)        470,000
    Deferred income taxes                                            (31,000)        330,000        (755,000)
    Depreciation and amortization                                    903,000         794,000         530,000
    Changes in operating assets and liabilities:
       Accounts receivable                                          (317,000)      1,469,000      (4,162,000)
       Inventory                                                  (1,493,000)     (2,256,000)      1,230,000
       Prepaid expenses and other current assets                   (224,000)       (147,000)          4,000
       Other receivables                                            (139,000)         (6,000)         (7,000)
       Other assets                                                 (506,000)        484,000         179,000
       Accounts payable                                             (202,000)        569,000        (356,000)
       Accrued expenses                                               87,000        (868,000)        188,000
       Deferred income                                               257,000
       Income taxes payable/receivable                             1,157,000      (1,474,000)        633,000
                                                                  -----------    ------------    ------------
       Net cash provided by (used in) operating activities           214,000      (1,215,000)      2,766,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (505,000)     (3,930,000)     (1,754,000)
   Decrease in amounts due from shareholder                                                          202,000
                                                                  -----------    ------------    ------------
       Net cash used in investing activities                        (505,000)     (3,930,000)     (1,552,000)
                                                                  -----------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (repayment of) line of credit                 1,000,000                      (7,000,000)
   Proceeds from long-term debt                                                    1,480,000
   Repayment of long-term debt                                       (99,000)        (86,000)
   Proceeds from issuing common stock                                                             19,437,000
   Payment of costs relating to initial public offering                                             (798,000)
   Cash distributions to shareholders                                               (353,000)    (10,725,000)
                                                                  -----------    ------------    ------------
      Net cash provided by financing activities                      901,000       1,041,000         914,000
                                                                  -----------    ------------    ------------
   Effect of exchange rate changes on cash                            30,000          (2,000)         14,000
                                                                  -----------    ------------    ------------

See accompanying notes to consolidate financial statements.

                                                                   (Continued)

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

-------------------------------------------------------------------------------------------------------------

                                                                      1996            1995            1994
                                                                      ----            ----            ----
NET INCREASE (DECREASE) IN CASH                                   $  640,000     $(4,106,000)     $2,142,000

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                 378,000       4,484,000       2,342,000
                                                                  -----------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $1,018,000     $   378,000      $4,484,000
                                                                  -----------    ------------    ------------
                                                                  -----------    ------------    ------------


SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                    $  288,000      $  218,000       $  175,000
      Income taxes                                                                $1,049,000       $  963,000
   Cash received during the year from income taxes                $  672,000
   Non Cash Investing Activities:
      Disposal of leasehold improvements with
         no book value                                                            $  266,000

See accompanying notes to consolidated financial statements.

                                                                    (Concluded)

EDUCATIONAL INSIGHTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - Educational Insights, Inc. (the "Company") designs, develops and markets educational materials intended for use in both homes and schools. The Company sells its products to school districts, independent toy dealers, and mass merchandisers principally located throughout the UnitedStates and Canada.

     Trading of the Company's common stock on The Nasdaq Stock Market commenced following the initial public offering of its stock in April 1994.

     CONSOLIDATION POLICY - The consolidated financial statements include the accounts of Educational Insights, Inc. and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. During 1996, the Company disposed of certain obsolete inventory on terms more favorable than anticipated; therefore, it revised its estimate of potential obsolete inventory resulting in a reduction of the reserve of $179,000 in the fourth quarter.

     CASH AND CASH EQUIVALENTS - The Company's policy is to maintain its uninvested cash at minimum levels. All highly liquid instruments purchased with a maturity of three months or less are classified as cash equivalents.

     ACCOUNTS RECEIVABLE - Accounts receivable are principally from school supply distributors, specialty retail stores, toy superstores, and individuals. Certain of the Company's customers participate in an account receivable dating program where payment is delayed for up to 120 days. The Company performs ongoing credit evaluations of its customers and maintains reserves which estimate the potential for doubtful accounts and future product returns. Allowance for sales returns approximated $75,000 at both December 31, 1996 and 1995. Such reserves have been included in the allowance for doubtful accounts.

     INVENTORY - Inventory consists principally of finished goods held for sale and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and include interest on funds borrowed to finance construction of building and improvements in 1995. Capitalized interest was $82,000 in 1995. Depreciation and amortization is computed on the straight-line method over the following estimated useful lives:

              Building and improvements                  39 years
              Furniture, fixtures and equipment           5 years
              Molds, tools and dies                       3 years
              Leasehold improvements                      5 years

     REVENUE RECOGNITION - The Company recognizes revenue from product sales at the time of shipment. The Company also has license and royalty agreements with international manufacturers to license certain products. The agreements typically provide for continuing royalties based on unit sales by the licensee. Royalties are recognized when reported by the licensee. Royalties received in advance are deferred until shipments are reported by licensees. License fees and royalty revenues earned during 1996, 1995 and 1994, which are included in other income in the accompanying consolidated statements of income, were $267,000, $346,000 and $317,000, respectively.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs related to the designing, developing and testing of new educational products are charged to expense as incurred.

     INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted rates.

     The Company had elected to be taxed as an S corporation under the provisions of the Internal Revenue Code up until the effective date of the initial public offering (see Note 2). Under those provisions, the Company did not pay federal or state corporate income taxes on its taxable income. Instead, the shareholders were liable for federal and state income taxes on the Company's taxable income. The State of California has adopted the provisions of the S corporation election; however, there was a franchise tax charged at the corporate level. In connection with its initial public offering, the Company's Subchapter S election was terminated, and accordingly, the Company is now subject to federal and state income taxes. For information purposes, the consolidated statements of operations also include pro forma amounts for the income taxes that would have been recorded if the Company had historically been a C corporation during all of 1994.

     OTHER INCOME, NET - Other income is presented in the accompanying consolidated statements of income net of other expenses of $169,000, $175,000 and $225,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, and a debt instrument. The book values of all financial instruments, other than the debt instrument, are representative of their fair values due to short-term maturity. The book value of the Company's debt instrument is considered to approximate its fair value because the interest rate of this instrument approximates the current rates offered to the Company.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents with high credit quality institutions. While no one customer accounted for more than 5% of sales in any year presented, the Company's aforementioned accounts receivable dating program has resulted in a limited number of customers whose accounts receivable balances have comprised up to 8% of the total accounts receivable balance at certain times of the year.

     FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts at the average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiary is included in a separate component of shareholders' equity. Foreign exchange gains for the year ended December 31, 1996 were $208,000 of which $193,000 were recorded by the Company's foreign subsidiary. Said gains were abnormally high due to the significant strength experienced by the Pound Sterling during the fourth quarter of 1996. Foreign exchange gains (losses) were not material in the years ended December 31, 1995 and 1994.

     NET INCOME PER SHARE (PRO FORMA FOR 1994) - Net income per share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method), if any. The shares outstanding for all periods give effect to the stock split described in Note 2 as well as 1,000,000 shares deemed to be outstanding in 1994, which represent the approximate number of shares deemed to have been sold by the Company (at the initial public offering price of $10.00 per share) to fund the S corporation distribution, as said dividends were paid from the proceeds of the offering. Common and common equivalent shares issued during the 12-month period prior to the proposed offering have been included in the calculation using the treasury stock method as if they were outstanding for the 1994 fiscal year.

     STOCK OPTION PLAN - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. Had the Company elected to measure compensation cost based on the fair value of stock options awarded in 1996 and 1995, the net income and net income per share would have been $655,000 and $0.09, respectively, for the year ended December 31, 1996 and net loss and net loss per share would have been $295,000 and $0.04, respectively, for the year ended December 31, 1996. Stock options issued during 1996 and 1995 were assumed to be valued using the Black-Scholes model using a risk-free interest rate of 6.2% and 5.4%, respectively, expected life of 60 months, expected volatility of 68% and 69%, respectively, and expected dividends of zero. However, because options vest over several years and grants prior to 1995 are excluded from these calculations, these amounts may not be representative of the impact on future years earnings, assuming grants are made in those years.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 amounts to conform with the current year's presentation.

2.  INITIAL PUBLIC OFFERING

     The Company completed its initial public offering on April 15, 1994 and sold 2,090,999 shares of common stock at $10.00 per share, generating net proceeds of $18,639,000. In connection with the initial public offering of common stock, the Company's Board of Directors declared a 30 for 1 stock split of its common stock and increased the number of shares authorized to 30,000,000. In addition, 10,000,000 shares of no par value preferred stock were authorized. All per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to these changes.

     Additionally, immediately prior to the initial public offering, the Board of Directors approved and the Company made a $10,289,000 distribution to the S corporation shareholders, representing substantially all of the Company's retained earnings previously taxed to them. Also, prior to the initial public offering and consistent with historical practices, the Board of Directors approved future distributions to the former S corporation shareholders to fund their expected income tax liabilities (up to a maximum of $1,000,000) resulting from the Company's S corporation status through the date of the offering. As such, $436,000 of dividends were paid to said shareholders in August 1994 to partially fund the payment of income taxes associated with their pro rata share of the Company's 1994 income, and the final distribution amounting to $353,000 was paid during 1995.

3.  PROPERTY AND EQUIPMENT

    The following are the components of property and equipment:

                                                   1996         1995
                                                   ----         ----
     Land                                       $ 676,000    $ 676,000
     Building and improvements                  2,047,000    2,042,000
     Machinery and equipment                      899,000      943,000
     Office furniture and fixtures              2,086,000    1,991,000
     Vehicles                                      22,000       22,000
     Molds, tools and dies                      3,126,000    2,679,000
     Leasehold improvements                       233,000      231,000
                                               ----------    ---------
     Total                                      9,089,000    8,584,000
     Less accumulated depreciation
      and amortization                          3,643,000    2,740,000
                                               ----------   ----------
     Property and equipment - net              $5,446,000   $5,844,000
                                               ==========   ==========

4.   LINE OF CREDIT

     The Company has a revolving line of credit agreement with a bank that is collateralized by substantially all of the Company's assets. Under the credit facility, the Company may borrow up to $8,000,000. Advances bear interest at the Bank's reference rate (8.25% at December 31, 1996) or 1 3/4 % above the London Interbank Offer Rate (at the Company's option). The line of credit agreement expires June 3, 1997. The agreement requires the maintenance of certain financial ratios, annual net income amounts and tangible net worth amounts, and provides for various restrictions, including limitations on advances to its subsidiary, capital expenditures, and additional indebtedness.

     Outstanding letters of credit, primarily related to imports from off-shore manufacturers, amounted to $234,000 at December 31, 1996.

5.  LONG-TERM DEBT

     Long-term debt represents a note payable bearing interest at 10% which matures in 2005, payable in equal monthly installments and collateralized by land and building. Scheduled principal payments of long-term debt are $110,000 in 1997, $121,000 in 1998, $134,000 in 1999,
     $148,000 in 2000, $165,000 in 2001 and $617,000 thereafter.

6.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                  YEAR ENDED DECEMBER 31,
                                                    1996          1995
     Federal
      Current                                     $469,000     $(425,000)
      Deferred                                     (27,000)      342,000
                                                  --------     ---------
                                                   442,000       (83,000)
                                                  --------     ---------
     State
      Current                                       46,000
      Deferred                                      (4,000)      (12,000)
                                                  --------     ---------
                                                    42,000       (12,000)
                                                  --------     ---------
                                                  $484,000     $ (95,000)
                                                  --------     ---------
                                                  --------     ---------

     Deferred taxes arise from the recognition of certain items of revenue and expense for tax purposes in years different from those in which they are recognized in the financial statements. The major components of deferred tax assets and liabilities are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                    1996          1995

     Inventory allowances                         $254,000     $ 347,000
     Inventory capitalization                      118,000       162,000
     Accounts receivable allowance                 159,000       167,000
     State taxes                                    58,000        64,000
     Vacation accrual                               84,000        89,000
     Other accrued liabilities                     101,000        19,000
     Prepaid expenses                              (66,000)     (132,000)
     Deferred revenue                              100,000
                                                 ---------     ---------
     Deferred tax assets                         $ 808,000     $ 716,000
                                                 =========     =========
     Deferred tax liability - depreciation       $(352,000)    $ 291,000
                                                 =========     =========

    A reconciliation of income tax expense (benefit) to the federal statutory rate follows;

                                                     YEAR ENDED DECEMBER 31,
                                                        1996        1995

     Federal income tax at the statutory rate         $446,000   $(91,000)
     State taxes, net of federal benefit                33,000     (8,000)
     Other                                               5,000      4,000
                                                      --------   --------
                                                      $484,000   $(95,000)
                                                      ========   ========

     The pro forma adjustments for federal and state income taxes which would have been recorded had the Company not been an S Corporation for a portion of 1994, based on the tax laws in effect during the period presented, consist of the following:

                                                      YEAR ENDED DECEMBER 31,
                                                               1994

     Federal and state income tax provision,
      as previously reported                                $ 881,000

     Pro forma adjustments:
      Federal                                               1,107,000
      State                                                   109,000
                                                              -------
     Pro forma income tax provision                        $2,097,000
                                                           ==========

7.   RELATED PARTY TRANSACTIONS

     The Company's warehouse facility is leased from a significant shareholder for a term expiring April 2002. In addition to the base rent, the Company is responsible for property taxes, insurance and maintenance of the buildings. Until September 1995, the Company leased its principal office facility from the majority shareholder. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $320,000, $462,000 and $496,000, respectively, of which $300,000,
     $428,000, and $439,000, respectively, resulted from leases with related parties.

     Future minimum cash lease payments under non-cancelable operating leases as of December 31, 1996 are as follows:

     YEAR ENDING DECEMBER 31,

              1997                             $ 304,000
              1998                               304,000
              1999                               276,000
              2000                               262,000
              2001                               262,000
              Thereafter                          91,000
                                                 -------
                                              $1,499,000
                                              ==========

     In 1992, a shareholder of the Company entered into a loan agreement with the Industrial Development Board of Maury County, Tennessee, for Industrial Development Revenue Bonds Series 1992, in the amount of $1,000,000 at 8% interest per annum, to construct a building being leased to the Company. The Company has guaranteed the loan with the Industrial Development Board of Maury County, Tennessee.

     A family member of a shareholder receives royalties from the Company based on sales of electronic products that were developed with the family member's assistance. Under the terms of the royalty agreement, as amended, the family member was guaranteed to receive royalties of $150,000 for each of the years ended

     December 31, 1995 and 1994 (see Note 10). Thereafter, the family member will receive royalties equal to 1% of net sales of certain products up to a maximum of $150,000 per year. The agreement expires on December 31, 2010. Royalty expense under this agreement for the years ended December 31, 1996, 1995 and 1994 was $88,000, $150,000 and $150,000,
     respectively. In addition, this family member provides certain consulting services relating to the Company's new product development activities. Compensation for said services amounted to $50,000 for the year ended December 31, 1996. There was no such compensation for the years ended December 31, 1995 or 1994.

     During 1996, the Company's subsidiary entered into a loan agreement with a company that is owned by the general manager of said subsidiary. The loan is collateralized by accounts receivable and bears interest at the rate of 8%. The outstanding balance at December 31, 1996 of $277,000 is included in other assets in the accompanying consolidated balance sheet.

8.   PROFIT SHARING PLANS

     The Company has a noncontributory profit sharing plan covering substantially all of its employees who are eligible to participate after one year of service. Contribution expense for the years ended December 31, 1996, and 1994 was $50,000 and $350,000, respectively. There was no contribution expense in 1995. The 1996 amount is included in accrued expenses in the accompanying consolidated balance sheet. Participants vest in the Company's contributions over a period of six years.

     The Company has a salary savings and profit sharing plan which is available to all employees (the "Plan"). The Plan provides that all employees become eligible to participate after one year of service. Participants may elect to contribute up to 15% of their salary to the Plan. The Company is required to make a matching contribution equal to a minimum of 25% of each employee's contribution up to 4% of each employee's salary. The Company's contributions to this Plan for the years ended December 31, 1996, 1995 and 1994 were $44,000, $40,000, and
     $36,000, respectively. All participants vest 100% in Company contributions each December 31.

9.   EMPLOYEE STOCK AWARDS PLAN

     The Company has reserved 600,000 shares of common stock for issuance pursuant to an employee Stock Awards Plan (the "Plan"). Under the Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. The options are exerciseable in annual one-third increments beginning two years from the date of grant, and expire ten years from the date of grant. On December 22, 1995 all outstanding options granted prior to that date were repriced to an exercise price of $3.31 per share which equaled the market price on said date.

     A summary of the status of the Company's Stock Awards Plan as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                             1996                       1995                       1994
                                       --------------------     ----------------------    ------------------
                                                   WEIGHTED                   WEIGHTED             WEIGHTED
                                                    AVERAGE                    AVERAGE              AVERAGE
                                                   EXERCISE                   EXERCISE             EXERCISE
                                       SHARES       PRICE         SHARES       PRICE     SHARES     PRICE
                                       ------       ------        -------      -----     -------    -----
     Outstanding at January 1         253,680       $3.31        248,620      $6.88     198,000     $7.37
     Granted                           63,500        1.87         12,500       3.31      61,000      5.37
     Canceled                          40,270        3.31        248,620       6.88      10,380      7.37
     Repriced                                                    241,180       3.31
                                      -------                    -------                -------
     Outstanding at December 31       276,910        2.98        253,680       3.31     248,620      6.88
                                      =======                    =======                =======
     Options exerciseable at
      year-end                        122,773                     60,060                    -

    Weighted average fair value
      of options granted during
      the year                          $1.16                      $2.04

     The following table summarizes information about stock options outstanding at December 31, 1996:


                                       Options Outstanding                  Options Exerciseable
                             ---------------------------------------   ------------------------------
                                              Weighted
                                               Average      Weighted                        Weighted
                                Number        Remaining     Average          Number         Average
        Range of             Outstanding     Contractual    Exercise      Exerciseable      Exercise
     Exercise Prices         at 12/31/96         Life        Price        at 12/31/96        Price
     ---------------         -----------     -----------    --------    ---------------    ----------
         1.87                   63,500           10.0         1.87           -------          -----
         3.31                  213,410            7.3         3.31           122,826           3.31
                               -------                                       -------
                               276,910            7.9                        122,826           3.31
                               =======                                       =======

10.  COMMITMENTS

     Under the terms of various license agreements, the Company is obligated to pay the Licensors royalties equal to specified percentages of the sales of the Company's products subject to the license agreements. Under certain of the agreements, the Company was obligated to pay minimum royalties aggregating approximately $160,000 at December 31, 1995. There were no such amounts at December 31, 1996. Such minimum royalties were capitalized as other assets and included in accrued expenses in the accompanying consolidated balance sheet. Certain other license agreements required the Company to pay an advance against future royalties which would be due based on a units sold basis. Such advances have been included in other assets in the accompanying consolidated balance sheets and amounted to approximately $350,000 at December 31, 1996 and $100,000 at December 31, 1995.


                                   *********

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Educational Insights, Inc.:

We have audited the consolidated financial statements of Educational Insights, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 21, 1997; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Los Angeles, California
February 21, 1997

                                       (23)

                                                                   SCHEDULE II

                        EDUCATIONAL INSIGHTS, INC.

                     VALUATION AND QUALIFYING ACCOUNTS

                 THREE YEAR PERIOD ENDED DECEMBER 31, 1996

                                                              BALANCE AT   ADDITIONS    DEDUCTIONS  BALANCES
                                                              BEGINNING    CHARGED TO      FROM      AT END
                                                               OF YEAR     OPERATIONS    RESERVES   OF YEAR
                                                              ---------    ----------   ---------   --------
Allowances for doubtful accounts year ended:
   December 31, 1994   . . . . . . . . . . . . . . . . . . .     57,000     316,000      99,000     274,000
   December 31, 1995   . . . . . . . . . . . . . . . . . . .    274,000     191,000     146,000     319,000
   December 31, 1996   . . . . . . . . . . . . . . . . . . .    319,000     133,000     154,000     298,000
Reserve for sales returns year ended:
   December 31, 1994   . . . . . . . . . . . . . . . . . . .    100,000     -------     -------     100,000
   December 31, 1995   . . . . . . . . . . . . . . . . . . .    100,000     -------      25,000      75,000
   December 31, 1996   . . . . . . . . . . . . . . . . . . .     75,000     -------     -------      75,000
Reserve for inventory obsolescence year ended:
   December 31, 1994   . . . . . . . . . . . . . . . . . . .    534,000     470,000    --------   1,004,000
   December 31, 1995   . . . . . . . . . . . . . . . . . . .  1,004,000     -------     129,000     875,000
   December 31, 1996   . . . . . . . . . . . . . . . . . . .    875,000     -------     240,000     635,000

                                       (24)

                              INDEX TO EXHIBITS


Exhibit                                                           Sequentially
Number        Description                                         Numbered Page
-------       -----------                                         -------------
 3.1       Restated Articles of Incorporation of the Company (1)
 3.2       Bylaws of the Company (1)
 4         Specimen Stock Certificate of the Company (1)
10.1*      Stock Awards Plan and form of stock option
            agreement (1)
10.2       Lease, dated March 25, 1985, between the Company and
            Burton and Diana P. Cutler for the facility in
            Dominguez Hills, California  (1)
10.3       Real Estate Lease, dated April 27, 1992, between the
            Company and Jay A. and Karen D. Cutler for the facility
            in Columbia, Tennessee (1)
10.4       Loan and Security Agreement, dated August 31, 1993,
            between the Company and Union Bank (1)
10.5       Merchandising License Agreement, dated August 24, 1993,
            between the Company and ELP Communications
            Merchandising (1)
10.6       Royalty Agreement, dated May 12, 1993, between the
            Company and Stanley Cutler (1)
10.7       Form of Indemnification Agreement (1)
10.8       Promissory Note, dated April 27, 1992, by
            Jay A. Cutler in favor of the Company (1)
10.9       Agreement of Unconditional Guaranty, dated
            April 27, 1992, between the Company and The
            Industrial Development Board of Maury County,
            Tennessee (1)
10.10      Form of Employee Non-Disclosure Agreement (1)
10.11      Form of Tax Allocation and Indemnification
            Agreement (1)
10.12      Development and Distribution Agreement, dated
            July 9, 1992, between the Company and the National
            Geographic Society (1)
10.13      License Agreement, dated January 31, 1991, between
            the Company and the Smithsonian Institution (1)
10.14      Amended and Restated Loan and Security Agreement,
            dated September 29, 1994 between the Company and
            Union Bank (2)
10.15      First Amendment to Amended and Restated Loan and
            Security Agreement, dated December 15, 1994 between
            the Company and Union Bank for financing the purchase
            of Carson, California facility (2)
10.16      Second Amendment to Amended and Restated Loan and Security
            Agreement, dated August 29, 1994 to delete accounts
            receivable borrowing base limitation
16         Letter Re  Change in Certifying Accountant (1)
27         Subsidiaries of the Company (1)

*        Management contract or compensating plan or arrangement

(1) Incorporated by reference to the exhibits to the Registration statement on Form S-1 (Registration No. 33-75672) filed on February 25, 1994, as amended by Amendment No. 1 filed on April 8, 1994, and Amendment No. 2 filed on April 15, 1994.

(2) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1994.

                                       (25)