Form 10-Q
period 1997-03-31
EDUCATIONAL INSIGHTS INC
filed 1997-05-12
CIK 919570

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                    _________________________________________




                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
               Yes          No   / X /

As of May 7, 1997 there were 7,040,000 shares of common stock outstanding.



Total number of sequential pages:     9      There are no Exhibits in this
                                             document; hence no Exhibit Index.
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                       Page 1 of 9 sequentially numbered pages

PART I.  ITEM 1.    FINANCIAL STATEMENTS

                         EDUCATIONAL INSIGHTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)
  (Unaudited, except for December 31, 1996 balance sheet information)

                                ASSETS

                                                           March 31,  December 31,
                                                             1997         1996
                                                             ----         ----
CURRENT ASSETS:
     Cash and cash equivalents                             $  1,404     $  1,018
     Accounts receivable, less allowance for doubtful
     accounts of $403 in 1997 and $373 in 1996                5,941        9,779
     Inventory                                               12,690       12,139
     Income taxes receivable                                    429
     Other receivables                                          234          170
     Prepaid expenses and other current assets                  950          663
     Deferred income taxes                                      808          808
                                                            -------      -------
          Total current assets                               22,456       24,577
                                                            -------      -------

PROPERTY AND EQUIPMENT, Net                                   5,523        5,446
                                                            -------      -------

OTHER ASSETS                                                    894          881
                                                            -------      -------
TOTAL                                                       $28,873      $30,904
                                                            -------      -------
                                                            -------      -------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                      $   110      $   110
     Line of credit                                                        1,000
     Accounts payable                                         3,130        2,512
     Accrued expenses                                         1,234        1,584
     Income taxes payable                                                    440
     Deferred income                                            184          257
                                                            -------      -------
          Total current liabilities                           4,658        5,903
                                                            -------      -------

LONG-TERM DEBT                                                1,158        1,185
                                                            -------      -------

DEFERRED INCOME TAXES                                           352          352
                                                            -------      -------

SHAREHOLDERS' EQUITY
     Preferred stock, no par value;
      10,000,000 shares authorized;
      no shares issued
     Common stock, no par value; 30,000,000
      shares authorized;
      7,040,000 shares issued in 1997 and 1996               18,644       18,644
     Cumulative translation adjustment                          127          140
     Retained earnings                                        3,934        4,680
                                                            -------      -------
          Total shareholders' equity                         22,705       23,464
                                                            -------      -------
TOTAL                                                       $28,873      $30,904
                                                            -------      -------
                                                            -------      -------

            See accompanying notes to consolidated financial statements.
                                       Page 2 of 9 sequentially numbered pages

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1997         1996
                                                              ----         ----
SALES                                                       $ 6,347      $ 7,666
COST OF SALES                                                 3,056        3,368
                                                            -------      -------
GROSS PROFIT                                                  3,291        4,298
                                                            -------      -------
OPERATING EXPENSES:
   Sales and marketing                                        1,523        2,022
   Warehousing and distribution                                 908          882
   Research and development                                   1,136        1,406
   General and administrative                                   942        1,005
                                                            -------      -------

      Total operating expenses                                4,509        5,315
                                                            -------      -------

OPERATING LOSS                                               (1,218)      (1,017)
                                                            -------      -------

OTHER INCOME (EXPENSE):
   Interest expense                                             (36)         (36)
   Interest income                                               16           11
   Other income, net                                             32           93
                                                            -------      -------

      Total other income (expense)                               12           68
                                                            -------      -------

LOSS BEFORE BENEFIT FOR INCOME TAXES                         (1,206)        (949)

BENEFIT FOR INCOME TAXES                                       (460)        (365)
                                                            -------      -------

NET LOSS                                                      $(746)       $(584)
                                                            -------      -------
                                                            -------      -------

Net Loss Per Share                                           $(0.11)      $(0.08)
                                                            -------      -------
                                                            -------      -------

Weighted Average Number of
   Common and Common Equivalent
   Shares Outstanding                                         7,040        7,040
                                                            -------      -------
                                                            -------      -------


See accompanying notes to consolidated financial statements.
                                       Page 3 of 9 sequentially numbered pages

                           EDUCATIONAL INSIGHTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            ---------------------
                                                              1997         1996
                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $  (746)     $  (584)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Provision for doubtful accounts and sales returns      30           36
          Depreciation                                          255          244
          Changes in operating assets and liabilities:
          Accounts receivable                                 3,743        1,341
          Inventory                                            (665)        (782)
          Income taxes receivable                              (429)        (248)
          Other receivables                                     (71)         (31)
          Prepaid expenses and other current assets            (287)        (646)
          Other assets                                          (31)         (20)
          Accounts payable                                      815          736
          Accrued expenses                                     (350)          (2)
          Deferred income                                       (73)
          Income taxes payable                                 (437)
                                                            -------      -------
          Net cash provided by operating activities           1,754           44
                                                            -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                        (332)        (130)
                                                            -------      -------
          Net cash (used in) investing activities              (332)        (130)
                                                            -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in line of credit                          (1,000)
     Repayments of long-term debt                               (27)         (24)
                                                            -------      -------

          Net cash (used in) financing activities            (1,027)         (24)
                                                            -------      -------
     Effect of exchange rate changes on cash                     (9)          (4)
                                                            -------      -------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS             386         (114)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,018          378
                                                            -------      -------
CASH AND CASH EQUIVALETS, END OF PERIOD                     $ 1,404      $  (264)
                                                            -------      -------
                                                            -------      -------

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
          Cash paid during the period for:
          Interest                                              $54        $  37
          Income taxes paid (refunded)                         $409        $(117)

          See accompanying notes to consolidated financial statements.
                                       Page 4 of 9 sequentially numbered pages

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

The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1996.
The Company's fiscal year ends December 31. The results of operations for the period ended March 31, 1997, are not indicative of the results that might be expected for the full fiscal year.

2.  INVENTORY

Inventory consists principally of finished goods held for sale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.
                                       Page 5 of 9 sequentially numbered pages

PART I. ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 included in the Company's Form 10-K dated March 26, 1997.

     Consolidated sales were $6,347,000 for the first quarter ended March 31, 1997, a decrease of 17.2% or $1,319,000 compared to the same period in 1996. Net loss was $746,000 or $0.11 per share compared with a net loss of $584,000 or $0.08 per share for the same period in 1996. The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year-end holiday selling seasons. The Company typically experiences losses during the first quarter. The loss in the first quarter of 1997 was in line with the Company's internal projections.

     SALES.
     Sales decreased by 17.2% or $1,319,000 to $6,347,000 in the quarter ended March 31, 1997 from $7,666,000 in the quarter ended March 31, 1996.
The decreases occurred in all of the Company's primary markets, except in the Company's mass market ExploraToy sector where sales increased approximately 10.6%, a portion of which increase resulted from the sale of certain excess product at reduced prices. Decreases in the Company's core, school and independent toy markets were due primarily to an increase in the rate of falloff of the Company's older product line and delays in purchases by certain of the Company's largest customers which may or may not be placed later in the year. Decreases in the software business were the result of the Company's strategic decision to reduce its marketing expenditures in the mass market, while decreases in the Company's international business are believed to be a matter of timing, with certain sales which occurred in the first quarter of 1996 not yet having occurred in the first quarter of 1997 but which are expected in the second quarter of 1997. The Company expects lower sales volume in the second quarter of 1997 than 1996 but believes that this trend will be reversed in the latter half of the year, when many of the new products scheduled for introduction in 1997 begin shipping to the Company's school supply and specialty retail markets.

     GROSS PROFIT.
     Gross profit margin as a percentage of sales decreased to 51.9% for the quarter ended March 31, 1997 from 56.1% for the same period of 1996. This decrease resulted primarily from a higher proportion of ExploraToy sales which are at margins lower than those experienced in the Company's core markets, the sale of certain excess ExploraToy product at significantly reduced margins, a write-off of certain inventory items considered obsolete, and a one-time expenditure for conversion of certain CD-ROM products for sale to the school market.

     SALES AND MARKETING EXPENSE.
     Sales and marketing expense decreased by $499,000 to $1,523,000 from $2,022,000 for the same period in 1996. This decrease was due primarily to decreases in the cost of literature and co-op advertising. The Company has reduced its expenditures in co-op advertising and literature in part to fund deployment of a field sales force to increase its school supply business. The Company expects sales and marketing expense expressed as a percentage of sales to decrease during the latter part of the year as a result of the increase in sales which typically occurs in the second half of the year.

     WAREHOUSING AND DISTRIBUTION EXPENSE.
     In absolute dollars, warehousing and distribution expense remained essentially unchanged at $908,000 or 14.3% of sales for the quarter ended March 31, 1997 compared to $882,000 or 11.5% of sales for the same period of 1996. The Company believes that warehousing and distribution expense expressed as a percentage of sales will decrease in conjunction with the Company's seasonal increase in sales during the last half of 1997, as was experienced in 1996.

     RESEARCH AND DEVELOPMENT EXPENSE.
     Research and development expense decreased 19.2% or $270,000 to $1,136,000 in the first quarter of 1997 compared to $1,406,000 for the same period in 1996. Expressed as a percentage of sales, research and development expense remained essentially unchanged between 1997 and 1996. During the first quarter of 1997, the Company's research and development efforts concentrated primarily on completing new products for introduction later in 1997 and early 1998. The Company has discontinued its internal research and development effort in the CD-ROM sector of its business which was the primary reason for the aforementioned expense decrease. It is now focusing on the development of products for its core business, particularly electronic learning aids.
                                       Page 6 of 9 sequentially numbered pages

       GENERAL AND ADMINISTRATIVE EXPENSE.
       General and administrative expense decreased by 6.3% or $63,000 to $942,000 or 14.8% of sales in the first quarter of 1997 compared to $1,005,000 or 13.1% of sales for the same period in 1996. This decrease was due primarily to a reduction in professional services expenses, as the first quarter of 1996 included costs for the general management consultants who were assisting the Company in developing its profit improvement program. The Company expects general and administrative expense, when expressed as a percentage of sales, to decrease during the remainder of the year and approximate last year's level by year end as a result of the increase in sales which typically occurs in the second half of the year.

     INTEREST EXPENSE
     Interest expense remained unchanged at $36,000 for the first quarter of 1997.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for the historical information contained herein, this Report contains forward-looking statements which involve a number of risks and uncertainties, including but not limited to continued successful development and acceptance of new products, dependence on off-shore contract manufacturers, competitive factors, dependence on new distribution channels, dependence on education funding by Federal, State and local governments, dependence on key development and marketing personnel, general economic conditions and the risk factors listed from time-to-time in the Company's filings with the Securities and Exchange Commission.

LIQUIDITY & CAPITAL RESOURCES

     In recent years, the Company's working capital needs have been met through funds generated from operations and from the Company's revolving line of credit. The Company's principal need for working capital has been to meet peak inventory and accounts receivable requirements associated with its seasonal sales patterns. The Company increases inventory levels during the spring and summer months in anticipation of increasing shipments in the summer and fall. Accounts receivable have historically increased during the summer and fall because of the Company's use of "dating" programs wherein sales are made to the Company's customers for which payment is deferred for one to three months based on the size of the sales orders. Due to said sales patterns, the largest customer orders are shipped during the summer and fall, hence increasing accounts receivable balances during the third and fourth quarters.

     During the quarter ended March 31, 1997, the Company's source of funds was net cash provided by operating activities, primarily from the collection of outstanding accounts receivable.

     The principal uses of cash during the quarter were the funding of operating losses of $746,000, an increase in inventory of $665,000 and repayment of outstanding borrowings under the Company's revolving line of credit of $1,000,000. During the quarter, capital spending was $332,000, primarily for tooling relating to new products.

     The Company currently has a revolving line of credit with a bank which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 3, 1997, the Company may borrow up to $8 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on advances to the Company's subsidiary, capital expenditures and additional indebtedness. Although there can be no assurances as to the availability or terms of credit, the Company expects to renew this agreement at comparable terms prior to the above expiration date. The Company had no outstanding borrowings against its line of credit at March 31, 1997.

     The Company believes that borrowings available under the revolving line of credit, if and when renewed, and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.
                                       Page 7 of 9 sequentially numbered pages

                        PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.                     None

     (b)  REPORTS ON FORM 8-K.
           The Company did not file any reports on Form 8-K during the period in question.
                                       Page 8 of 9 sequentially numbered pages

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EDUCATIONAL INSIGHTS, INC.
                                      (Registrant)




Date:  5/2/97                         By: /s/ JAY CUTLER
                                         -------------------------------------
                                         Jay Cutler
                                         President and Chief Executive Officer

Date:  5/2/97                         By:  /s/ G. REID CALCOTT
                                         -------------------------------------
                                         G. Reid Calcott
                                         Vice Chairman and Chief Operating and
                                         Financial Officer
                                         (Principal Financial Officer)

                                       Page 9 of 9 sequentially numbered pages