Form 10-Q
period 1997-06-30
EDUCATIONAL INSIGHTS INC
filed 1997-08-13
CIK 919570

===============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                 _________________________________________


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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
             Yes     X       No
                 --------       ---------

As of August 7, 1997  there were 7,040,000 shares of common stock outstanding.


Total number of sequential pages:     20        Exhibit Index is on page 11
                                    -----
===============================================================================

                                       Page 1 of 20 sequentially numbered pages

PART I.  ITEM 1. FINANCIAL STATEMENTS

                            EDUCATIONAL INSIGHTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share amounts)
       (Unaudited, except for December 31, 1996 balance sheet information)


                                        ASSETS

                                                                      JUNE 30    DECEMBER 31,
                                                                        1997         1996
                                                                      --------     --------
CURRENT ASSETS:
       Cash and cash equivalents                                       $   441     $  1,018
       Accounts receivable, less allowance for doubtful
         accounts of $443 in 1997 and $375 in 1996                       7,814        9,779
       Inventory                                                        13,369       12,139
       Income taxes receivable                                             493
       Other receivables                                                   263          170
       Prepaid expenses and other current assets                           976          663
       Deferred income taxes                                               808          808
                                                                       -------      -------
            Total current assets                                        24,164       24,577
                                                                       -------      -------
PROPERTY AND EQUIPMENT, Net                                              5,432        5,446
                                                                       -------      -------
OTHER ASSETS                                                               757          881
                                                                       -------      -------
TOTAL                                                                  $30,353      $30,904
                                                                       -------      -------
                                                                       -------      -------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt                               $   110      $   110
       Line of credit                                                    1,700        1,000
       Accounts payable                                                  2,964        2,512
       Accrued expenses                                                  1,298        1,584
       Income taxes payable                                                             440
       Deferred Income                                                     175          257
                                                                       -------      -------
            Total current liabilities                                    6,247        5,903
                                                                       -------      -------
LONG-TERM DEBT                                                           1,131        1,185
                                                                       -------      -------
DEFERRED INCOME TAXES                                                      352          352
                                                                       -------      -------
SHAREHOLDERS' EQUITY
       Preferred stock, no par value; 10,000,000 shares authorized;
         no shares issued
       Common stock, no par value; 30,000,000 shares authorized;        18,644       18,644
         7,040,000 shares issued in 1997 and 1996
       Cumulative translation adjustment                                   128          140
       Retained earnings                                                 3,851        4,680
                                                                       -------      -------
            Total shareholders' equity                                  22,623       23,464
                                                                       -------      -------
TOTAL                                                                  $30,353      $30,904
                                                                       -------      -------
                                                                       -------      -------

             See accompanying notes to consolidated financial statements.

                                       Page 2 of 20 sequentially numbered pages

                          EDUCATIONAL INSIGHTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                 (Unaudited)

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                              -------------------     ------------------
                                                1997        1996       1997        1996
                                               -------     ------     -------    -------
SALES                                          $8,473      $8,653     $14,820    $16,319
COST OF SALES                                   4,130       4,178       7,186      7,546
                                               ------      ------     -------    -------
GROSS PROFIT                                    4,343       4,475       7,634      8,773
                                               ------      ------     -------    -------
OPERATING EXPENSES:
   Sales and marketing                          1,668       1,745       3,191      3,767
   Warehousing and distribution                   928         929       1,836      1,811
   Research and development                     1,050       1,525       2,186      2,931
   General and administrative                     926         939       1,868      1,944
                                               ------      ------     -------    -------
      Total operating expenses                  4,572       5,138       9,081     10,453
                                               ------      ------     -------    -------
OPERATING LOSS                                   (229)       (663)     (1,447)   ( 1,680)
                                               ------      ------     -------    -------
OTHER INCOME (EXPENSE):
   Interest expense                               (51)        (70)        (87)      (106)
   Interest income                                 21           6          37         17
   Other income, net                              112         105         144        198
                                               ------      ------     -------    -------
      Total other income (expense)                 82          41          94        109
                                               ------      ------     -------    -------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAXES                                 (147)       (622)     (1,353)    (1,571)
PROVISON (BENEFIT) FOR INCOME TAXES               (64)       (250)       (524)      (615)
                                               ------      ------     -------    -------
NET INCOME (LOSS)                              $  (83)     $( 372)    $  (829)   $  (956)
                                               ------      ------     -------    -------
                                               ------      ------     -------    -------
Net Income (Loss) Per Share                    $(0.01)     $(0.05)    $ (0.12)   $ (0.14)
                                               ------      ------     -------    -------
                                               ------      ------     -------    -------
Weighted Average Number of
   Common and Common Equivalent
   Shares Outstanding                           7,040       7,040       7,040      7,040
                                               ------      ------     -------    -------
                                               ------      ------     -------    -------


        See accompanying notes to consolidated financial statements.


                                       Page 3 of 20 sequentially numbered pages

                          EDUCATIONAL INSIGHTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            ----------------------
                                                             1997           1996
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $  (829)      $  (956)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Provision for doubtful accounts and sales returns        59            78
        Depreciation                                            519           491
        Changes in operating assets and liabilities:
          Accounts receivable                                 1,850          (202)
          Inventory                                          (1,328)       (1,091)
          Income taxes receivable                              (493)         (487)
          Other receivables                                     (99)          (85)
          Prepaid expenses and other current assets            (313)         (500)
          Other assets                                          106          (194)
          Accounts payable                                      623           183
          Accrued expenses                                     (286)          158
          Income taxes payable                                 (437)
          Deferred Income                                       (82)
                                                           --------       -------
            Net cash used in operating activities              (710)       (2,605)
                                                           --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          (505)         (288)
                                                           --------       -------
            Net cash used in investing activities              (505)         (288)
                                                           --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase / decrease in line of credit                    700         2,900
   Repayments of long-term debt                                 (54)          (57)
                                                           --------       -------
            Net cash provided by financing activities           646         2,843
                                                           --------       -------
Effect of exchange rate changes on cash                          (8)           (1)
                                                           --------       -------
NET DECREASE IN CASH                                           (577)          (51)
CASH, BEGINNING OF PERIOD                                     1,018           378
                                                           --------       -------
CASH, END OF PERIOD                                          $  441        $  327
                                                           --------       -------
                                                           --------       -------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                             $   96         $  89
        Income taxes paid (refunded)                         $  409         $(127)



             See accompanying notes to consolidated financial statements.

                                       Page 4 of 20 sequentially numbered pages

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

The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1996. The Company's fiscal year ends December 31. The results of operations for the period ended June 30, 1997, are not indicative of the results that might be expected for the full fiscal year.

2.  INVENTORY

Inventory consists principally of finished goods held for sale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.  NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 , which is effective for the periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and fully diluted earnings per share for companies with complex capital structures. Adoption of the provisions of SFAS No. 128 would not significantly affect reported earnings per share for any of the periods presented.

                                       Page 5 of 20 sequentially numbered pages

PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996.

            The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year end holiday selling seasons.

            SALES.

            Sales decreased by 2.1% or $180,000 to $8,473,000 in the quarter ended June 30, 1997, from $8,653,000 in the quarter ended June 30, 1996. Sales decreased in the independent toy, private label and software sectors of the Company's business. The decrease in sales to the independent toy retailers was due primarily to lower sales to three large customers. One of these, which represented approximately $1,000,000 of sales in 1996, has discontinued the sale of educational products in its stores. The other two remain active customers and are expected to increase purchases later in the year. The decrease in the software business is associated with the Company's change in strategic direction, de-emphasizing mass-market software development and sales, while the decrease in the private label business is believed to be a matter of the timing of the placement of orders by one of the Company's key private label customers. These sales decreases were partially offset by increases in the Company's school and mass-market businesses.

            Sales decreased 9.2% to $14,820,000 for the six months ended June 30, 1997 compared to $16,319,000 for the six months ended June 30, 1996, for the same reasons described above. The decrease in sales was in line with the Company's expectations because its newer products were scheduled for delivery toward the end of the second quarter and will not affect sales until the third and fourth quarters.

            GROSS PROFIT.

            Gross profit margin as a percentage of sales remained essentially unchanged at 51.3% for the quarter ended June 30, 1997 compared to 51.7% for the same period in 1996.

            Gross profit margin decreased to 51.5% for the six month period ended June 30, 1997 from 53.8% for the six month period ended June 30, 1996. This decrease resulted primarily from the sale of certain excess ExploraToy product at significantly reduced margins, write-off of inventory items considered obsolete and a one-time expenditure for the conversion of CD-ROM products for sale to the school market, all of which occurred in the first quarter. The Company now expects its ExploraToy sales, which are at margins lower than those experienced in its core markets, to be proportionally higher during the remainder of 1997 than it was in 1996.

            SALES AND MARKETING EXPENSE.

            Sales and marketing expense decreased by $77,000 to $1,668,000 or 19.7% of sales for the quarter ended June 30, 1997 from $1,745,000 of 20.2% of sales during the same quarter of 1996.

            Sales and marketing expense decreased by $576,000 to $3,191,000 or 21.5% of sales during the first half of 1997 from $3,767,000 or 23.1% of sales during the corresponding period in 1996. The Company is continuing to emphasize expense reduction and anticipates that sales and marketing costs expressed as a percentage of sales will continue to be lower than 1996 in the third and fourth quarters of 1997.
                                       Page 6 of 20 sequentially numbered pages

WAREHOUSING AND DISTRIBUTION EXPENSE.

            Warehousing and distribution expense for the quarter ended June 30, 1997 remained essentially unchanged at $928,000 compared to $929,000 for the same quarter of 1996 and remained essentially unchanged when expressed as a percentage of sales at 11% for the quarter ended June 30, 1997 compared to 10.7% of sales for the quarter ended June 30, 1996.

            Warehousing and distribution expense also remained essentially unchanged for the six month period ended June 30, 1997 at $1,836,000 or 12.4% of sales compared to $1,811,000 or 11.1% of sales for the corresponding period of 1996. The Company expects no significant changes in its warehousing and distribution activities but anticipates that these expenses, when expressed as a percentage of sales, will decrease due to seasonal increases in volume during the third and fourth quarters.

            RESEARCH AND DEVELOPMENT EXPENSE.

            Research and development expense decreased by $475,000 to $1,050,000 or 12.4% of sales for the quarter ended June 30, 1997 from $1,525,000 or 17.6% of sales for the corresponding period in 1996. This decrease was due primarily to the Company's discontinuation of internal development of CD-ROM software.

            Research and development expense for the six month period ended June 30, 1997 decreased by $745,000 to $2,186,000 or 14.8% of sales compared to $2,931,000 or 18% of sales for the same period in 1996. The Company expects research and development expenditures to decrease as a percentage of sales during the remainder of the year because of the discontinuation of internal software development and seasonal increases in sales volumes expected in the third and fourth quarters.

            GENERAL AND ADMINISTRATIVE EXPENSE.

            General and administrative expense for the quarter ended June 30, 1997 remained essentially unchanged at $926,000 compared to $939,000 for the same quarter in 1996.

            General and administrative expense decreased by $76,000 to $1,868,000 or 12.6% of sales for the six month period ended June 30, 1997 from $1,944,000 or 11.9% for the same quarter in 1996.

            INTEREST EXPENSE

            Interest expense decreased $19,000 to $51,000 for the second quarter and decreased $19,000 to $87,000 for the six month period ended June 30, 1997 primarily as a result of average borrowings under the Company's line of credit facility in 1997 being lower than said borrowings in 1996.


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

                                       Page 7 of 20 sequentially numbered pages

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

            During the quarter ended June 30, 1997, the Company's sources of funds were primarily from the collection of outstanding accounts receivable and the net increase in borrowings under the Company's line of credit.

            The principal uses of cash during the period ended June 30, 1997 were the funding of operating losses net of depreciation of $310,000, an increase in inventory of $1,328,000, an increase in prepaid expenses of $313,000 and an increase in taxes receivable of $493,000.

            The Company currently has a revolving line of credit with a bank which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 8, 1998, the Company may borrow up to $8 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At June 30, 1997, the Company had $1,700,000 outstanding against this line of credit.

            The Company believes that borrowings available under the revolving line of credit and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

                                       Page 8 of 20 sequentially numbered pages

                             PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On June 27, 1997 the Company held its Annual Meeting of Shareholders. The selection of Deloitte & Touche LLP as the Company's independent auditors was ratified. 6,885,882 shares were voted in favor of ratification. 31,400 shares were voted against ratification and no shares abstained.

            Shareholders elected the incumbents as Directors with the nominees receiving the votes indicated below:

            VOTES FOR              VOTES FOR
            ---------              ---------
            Burt Cutler            6,846,732
            Jay Cutler             6,847,132
            Courtney V. Moe        6,847,132
            Gerald Bronstein       6,847,132
            G. Reid Calcott        6,847,132


                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   EXHIBITS
             Amended and Restated Loan Agreement, dated May 27, 1997 between the Company and Union Bank of California.

       (b)   REPORTS ON FORM 8-K
             The Company did not file any reports on Form 8-K during the period in question.

                                       Page 9 of 20 sequentially numbered pages

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EDUCATIONAL INSIGHTS, INC.
                                  (Registrant)



Date      8/4/97                   By:  /s/ JAY CUTLER
                                       ----------------------------------------
                                       Jay Cutler
                                       President and Chief Executive Officer

Date      8/4/97                   By:  /s/ G. REID CALCOTT
                                       ----------------------------------------
                                       G. Reid Calcott
                                       Vice Chairman and Chief Financial Officer
                                       (Principal Financial Officer)


                                      Page 10 of 20 sequentially numbered pages

                               INDEX TO EXHIBITS

EXHIBIT                                                                    SEQUENTIALLY
NUMBER       DESCRIPTION                                                   NUMBERED PAGE
-------      -----------                                                   -------------
  10.17      Amended and Restated Loan Agreement dated May 27,1997 between       12
             the Company and Union Bank of California.


                                      Page 11 of 20 sequentially numbered pages