Form 10-Q
period 1997-09-30
EDUCATIONAL INSIGHTS INC
filed 1997-11-12
CIK 919570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                      -----------------------------------------


                                      FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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


As of October 30, 1997 there were  7,040,000 shares of common stock outstanding.




Total number of sequential pages:  10  There are no Exhibits in this document;
                                                 hence no Exhibit Index.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       Page 1 of 10 sequentially numbered pages.

PART I.  ITEM 1.   FINANCIAL STATEMENTS

                              EDUCATIONAL INSIGHTS, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)
         (Unaudited, except for December 31, 1996 balance sheet information)

                                        ASSETS

                                                                  September 30,      December 31,
                                                                      1997               1996
                                                                      ----               ----
CURRENT ASSETS:
     Cash and cash equivalents                                     $   450            $  1,018
     Accounts receivable, less allowance for doubtful
       accounts of $473 in 1997 and $375 in 1996                    10,115               9,779
     Inventory                                                      13,784              12,139
     Income taxes receivable                                           313
     Other receivables                                                 206                 170
     Prepaid expenses and other current assets                         857                 663
     Deferred income taxes                                             808                 808
                                                                   ---------           ---------
            Total current assets                                    26,533              24,577
                                                                   ---------           ---------

PROPERTY AND EQUIPMENT, Net                                          5,329               5,446
                                                                   ---------           ---------

OTHER ASSETS                                                           811                 881
                                                                   ---------           ---------
TOTAL                                                              $32,673            $ 30,904
                                                                   ---------           ---------
                                                                   ---------           ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                             $   110            $    110
     Line of credit                                                  3,800               1,000
     Accounts payable                                                2,578               2,512
     Accrued expenses                                                1,582               1,584
     Income Taxes Payable                                                                  440
              Deferred Income                                          179                 257
                                                                   ---------           ---------
            Total current liabilities                                8,249               5,903
                                                                   ---------           ---------

LONG-TERM DEBT                                                       1,104               1,185
                                                                   ---------           ---------

DEFERRED INCOME TAXES                                                  352                 352
                                                                   ---------           ---------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000 shares authorized;
       no shares issued

     Common stock, no par value; 30,000,000 shares authorized;
        7,040,000 shares issued in 1997 and 1996                    18,644              18,644
     Cumulative translation adjustment                                 126                 140
     Retained earnings                                               4,198               4,680
                                                                   ---------           ---------
            Total shareholders' equity                              22,968              23,464

                                                                   ---------           ---------
TOTAL                                                              $32,673             $30,904
                                                                   ---------           ---------
                                                                   ---------           ---------


             See accompanying notes to consolidated financial statements.


                                       Page 2 of 10 sequentially numbered pages.

                              EDUCATIONAL INSIGHTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (Unaudited)


                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                    -----------------------     ----------------------
                                                       1997       1996           1997          1996
                                                       ----       ----           ----          ----
SALES                                               $10,900      $11,751        $25,720     $28,070
COST OF SALES                                         5,423        5,612         12,609      13,158
                                                   ----------   ----------     ---------   ----------
GROSS PROFIT                                          5,477        6,139         13,111      14,912
                                                   ----------   ----------     ---------   ----------

OPERATING EXPENSES:
   Sales and marketing                                2,147        2,189          5,338       5,956
   Warehousing and distribution                         834          751          2,670       2,562
   Research and development                             975        1,205          3,161       4,136
   General and administrative                           812          971          2,680       2,915
                                                   ----------   ----------     ---------   ----------

      Total operating expenses                        4,768        5,116         13,849      15,569
                                                   ----------   ----------     ---------   ----------

OPERATING INCOME (LOSS)                                 709        1,023           (738)       (657)
                                                   ----------   ----------     ---------   ----------

OTHER INCOME (EXPENSE):
   Interest expense                                    (104)         (99)          (191)       (205)
   Interest income                                        9            5             46          22
   Other income (expense), net                          (51)          44             93         242
                                                   ----------   ----------     ---------   ----------

      Total other income (expense)                     (146)         (50)           (52)         59
                                                   ----------   ----------     ---------   ----------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                      563          973           (790)       (598)
PROVISON (BENEFIT) FOR INCOME TAXES                     216          380           (308)       (235)
                                                   ----------   ----------     ---------   ----------

NET INCOME (LOSS)                                    $  347       $  593         $ (482)    $  (363)
                                                   ----------   ----------     ---------   ----------
                                                   ----------   ----------     ---------   ----------

Net Income (Loss) Per Share                           $0.05        $0.08         $(0.07)     ($0.05)
                                                   ----------   ----------     ---------   ----------
                                                   ----------   ----------     ---------   ----------

Weighted Average Number of
   Common and Common Equivalent
   Shares Outstanding                                 7,070        7,040          7,050       7,040
                                                   ----------   ----------     ---------   ----------
                                                   ----------   ----------     ---------   ----------


             See accompanying notes to consolidated financial statements.


                                       Page 3 of 10 sequentially numbered pages.

                              EDUCATIONAL INSIGHTS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                           1997        1996
                                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $ (482)      $ (363)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Provision for doubtful accounts and sales returns                    110          133
       Provision for inventory obsolescence                                  47
       Depreciation                                                         769          657
       Changes in operating assets and liabilities:
          Accounts receivable                                              (521)      (1,867)
          Inventory                                                      (1,822)      (1,817)
          Income taxes receivable                                          (311)         437
          Other receivables                                                 (45)        (159)
          Prepaid expenses and other current assets                        (194)        (279)
          Other assets                                                       52         (231)
          Accounts payable                                                  293          901
          Accrued expenses                                                   (2)         358
          Deferred income                                                   (78)         255
          Income taxes payable                                             (437)
                                                                       -----------  ----------
             Net cash used in operating activities                       (2,621)      (1,975)
                                                                       -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (653)        (296)
                                                                       -----------  ----------
             Net cash used in investing activities                         (653)        (296)
                                                                       -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase / decrease in line of credit                               2,800        2,350
  Repayments of long-term debt                                              (81)         (73)
                                                                       -----------  ----------
            Net cash provided by financing activities                     2,719        2,277
                                                                       -----------  ----------
  Effect of exchange rate changes on cash                                   (13)           1
                                                                       -----------  ----------
NET INCREASE (DECREASE) IN CASH                                            (568)           7
CASH, BEGINNING OF PERIOD                                                 1,018          378
                                                                       -----------  ----------
CASH, END OF PERIOD                                                      $  450       $  385
                                                                       -----------  ----------
                                                                       -----------  ----------


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
       Cash paid during the period for:
          Interest                                                       $  185       $  188
          Income taxes paid (refunded)                                   $  444       $ (672)


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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income by their nature in that financial statement. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company will adopt SFAS No. 130 and No. 131 on January 1, 1998, as required.


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

    SALES.

    Sales decreased by 7.2% or $851,000 to $10,900,000 in the quarter ended September 30, 1997, from $11,751,000 in the quarter ended September 30, 1996. Sales decreased in the independent toy, school supply, software and international markets, and increased in the mass and private label markets.

    Sales decreased by 8.4% or $2,350,000 to $25,720,000 for the nine month period ended September 30, 1997 from $28,070,000 for the nine months ended September 30, 1996.

    For the quarter and the nine month period, the decreased sales in the specialty toy market was due to a combination of a decrease in buying by a small number of large customers and delays in introducing new products into the trade in a timely fashion. The decreased sales in the software markets was associated with the Company's exit from the traditional consumer software business, while the decrease in the international business was due to decreased purchases by a large international customer.

    Increased sales in the mass market were the result of the successful introduction of several new products including GeoSafari World. The increase in the private label business was due to initial shipment of products being manufactured for a new private label customer.

    GROSS PROFIT.

    Gross profit margin decreased to 50.3% for the quarter ended September 30, 1997 from 52.2% for the quarter ended September 30, 1996.

    Gross profit margin decreased to 51% for the nine month period ended September 30, 1997 from 53.1% for the nine month period ended September 30, 1996.

    The decrease in gross profit margins resulted primarily from the sale of certain excess mass market "ExploraToy" product at significantly reduced margins, write-off of inventory items considered obsolete and an increase in the proportion of mass market "ExploraToy" sales which are at margins lower than those experienced in the Company's core markets.

    SALES AND MARKETING EXPENSE.

    Sales and marketing expense decreased by $42,000 to $2,147,000 for the quarter ended September 30, 1997 compared to $2,189,000 during the same quarter of 1996, but increased as a percentage of sales from 18.6% for the quarter ended September 30,1996 to 19.6% for the same period in the current year due to lower sales volume.

    Sales and marketing expense decreased by $618,000 to $5,338,000 for the nine month period ended September 30, 1997 compared to $5,956,000 for the same period in 1996.

    The decrease was due primarily to the reduction in marketing expense associated with the Company's mass market CD-ROM product line. Said marketing effort was discontinued at the end of 1996.


    WAREHOUSING AND DISTRIBUTION EXPENSE.

    Warehousing and distribution expense increased $83,000 to $834,000 or 7.7% of sales for the quarter ended September 30, 1997 compared to $751,000 or 6.4% for the same quarter of 1996.

    Warehousing and distribution expense increased $108,000 to $2,670,000 or 10.4% of sales for the nine month period ended September 30, 1997 compared to $2,562,000 or 9.1% of sales for the same period in 1996.


                                       Page 6 of 10 sequentially numbered pages.

    The increase in warehousing and distribution expense was due to the establishment of a new materials management group whose objective is to improve the Company's procurement practices; particularly those associated with the sourcing and purchasing of new products.

    RESEARCH AND DEVELOPMENT EXPENSE.

    Research and development expense decreased $230,000 to $975,000 or 8.9% of sales for the quarter ended September 30, 1997 compared to $1,205,000 or 10.3% of sales for the same quarter of 1996.

    Research and development expense for the nine month period ended September 30, 1997 decreased $975,000 to $3,161,000 or 12.3% of sales compared to $4,136,000 or 14.7% of sales for the same period in 1996.

    The decrease in research and development expenditure is primarily the result of the Company's decision to discontinue the internal development of CD-ROM products.

    GENERAL AND ADMINISTRATIVE EXPENSE.

    General and administrative expense decreased by $159,000 to $812,000 or 7.5% from $971,000 or 8.3% of sales during the third quarter of 1996. The decrease was principally due to the partial reversal of the Company's accrual for discretionary profit sharing and bonus plans.

    General and administrative expense decreased by $235,000 to $2,680,000 or 10.4% of sales for the nine month period ended September 30, 1997 compared to $2,915,000 or 10.4% of sales during the same period of 1996. The decrease in general and administrative expense is primarily due to decreases in compensation related costs and professional service expenses which in 1996 included costs for general management consultants who were assisting the Company in developing its profit improvement program.

    INTEREST EXPENSE.

    Interest expense remained essentially unchanged at $104,000 for the quarter ended September 30, 1997 compared to $99,000 for the same quarter of 1996.

    For the nine month period ended September 30, 1997 interest expense decreased by $14,000 to $191,000 compared to $205,000 for same period of 1996.

    OTHER INCOME, NET.

    Other income, net decreased by $95,000 to a net expense amount of $51,000 for the quarter ended September 30, 1997 from a net other income amount of $44,000 for the same quarter in 1996. The decrease is principally due to royalty income in the third quarter of 1997 being approximately $40,000 less than the comparable period in 1996.

    For the nine month period ended September 30, 1997 other income net decreased by $149,000 to $93,000 from $242,000 for the same period in 1996. Year-to-date, the decrease in other income, net is primarily due to currency exchange losses generated from sales to Canada in 1997 compared to currency exchange gains experienced in 1996 and one-time adjustments relating to inter-company reconciliations with the Company's foreign subsidiary.

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


    For the nine month period ended September 30, 1997, the Company's primary source of funds was the net increase in borrowings under its revolving line of credit in the amount of $2,800,000.

    The principal uses of cash during the period ended September 30, 1997 were for the funding of an increase in accounts receivable of $521,000, an increase in inventory in the amount of $1,822,000 and a reduction in income taxes payable of $437,000.


                                       Page 7 of 10 sequentially numbered pages.

    The Company currently has a revolving line of credit with a bank, which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 8, 1998, the Company may borrow up to $8 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At September 30, 1997, the Company had $3,800,000 outstanding against this line of credit.

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


                                       EDUCATIONAL INSIGHTS, INC.





Date:       11/03/97              By:     /s/ Jay Cutler
       ---------------------           -----------------------------------
                                       Jay Cutler
                                       President and Chief Executive Officer



Date:       11/03/97              By:     /s/ G. Reid Calcott
       ---------------------           -----------------------------------
                                       G. Reid Calcott
                                       Chief Operating and Financial Officer






                                      Page 10 of 10 sequentially numbered pages.