Form 10-K405
period 1997-12-31
EDUCATIONAL INSIGHTS INC
filed 1998-03-30
CIK 919570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended DECEMBER 31, 1997

                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _______________  to    _________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 19, 1998 was approximately $14,520,000 based on the closing price of such on The Nasdaq Stock Market -SM-.

     The number of shares of Registrant's Common Stock outstanding on March 17, 1998 was 7,040,000.

     Part III incorporates information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 26, 1998.

                           EDUCATIONAL INSIGHTS INC.

                            INDEX TO ANNUAL REPORT

                                ON FORM 10 - K



PART I                                                         Page

Item 1:   Business                                               1

Item 2:   Properties                                             9

Item 3:   Legal Proceedings                                      9

Item 4:   Submission of Matters to a Vote of Security Holders    9


PART II

Item 5:   Market for the Registrant's Common Equity and
          Related Stockholder Matters                            11

Item 6:   Selected Financial Data                                12

Item 7:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    13

Item 8:   Financial Statements and Supplementary Data            17

Item 9:   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                    17


PART III

Item 10:  Directors and Executive Officers of the Registrant     18

Item 11:  Executive Compensation                                 18

Item 12:  Security Ownership of Certain Beneficial Owners and
          Management                                             18

Item 13:  Certain Relationships and Related Transactions         18


PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports
          on Form 8 - K                                          19

Signatures                                                       20

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

     As its core business, Educational Insights, Inc. (Educational Insights or the Company) designs, develops and markets a variety of supplemental educational materials including electronic learning aids, activity books, science kits, board games and other materials for use in both schools and homes. The Company's many products and related materials cover a broad range of price points and are designed to supplement and enhance more traditional textbook methods of teaching while making learning fun. The educational content of the Company's products appeals to children and students ranging from pre-kindergarten to adult.

     In addition to its core business, Educational Insights entered the mass market in 1993 with its ExploraToy line of science and activity toys.

     The Company was founded and incorporated in the State of California in 1962 to develop and market supplemental educational materials to assist in the teaching of reading.

MARKET AND INDUSTRY BACKGROUND

     The primary market for the Company's core products consists of two broad market segments - schools and teachers, who purchase the Company's products for use in the classroom (the "school market"), and parents and children who purchase the Company's products for use in the home (the "home market", also referred to as the "specialty retail market"). The targeted users of the Company's products are the approximately 45 million elementary and high school students who attend approximately 100,000 elementary and secondary schools throughout the United States. In addition to the United States market, the Company's expansion into the international market has exposed its products to children of all ages in many parts of the world.

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

SHIFT TO SITE-BASED PURCHASE DECISIONS. Textbook publishers gear their selling principally to the school district level while supplemental material publishers generally direct their sales efforts to individual school sites, making it easier for teachers, principals and school librarians to place orders and receive personalized service. The Company believes that there has been a shift in purchasing decisions from the school district level to individual schools and teachers which has resulted in increased use of supplemental materials.

BUSINESS STRATEGY

In its core business, the Company's principal business objective is to be a leading supplier of effective supplemental educational products to both the school and home markets. The following is a summary of the Company's strategy to achieve this objective:

OFFER EFFECTIVE EDUCATIONAL PRODUCTS THAT MAKE LEARNING FUN. The Company employs a combination of educators and developers to design products that make the learning process fun. Each product is carefully designed to convey educational

                                       (1)
content that is appropriate for a targeted age group and educational task. The Company's products use combinations of themes, characters, sound, graphics and speech in ways which the Company believes are engaging and entertaining to the user. The educational content of the Company's products appeals to a wide range of children and students, varying from pre-kindergarten to adult.

INTRODUCE A WIDE RANGE OF PRODUCTS. The Company currently offers approximately 750 items and is continuing to develop new products. In 1997, approximately 120 new products and/or product line extensions were introduced. In recent years the Company has concentrated an increasing portion of its research and development money on electronic learning aids and other higher priced items and this has resulted in longer development lead times.

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

LICENSE OR BUY COMPUTER SOFTWARE PRODUCTS FOR DISTRIBUTION INTO THE COMPANY'S CORE MARKET. In 1993, the Company adopted a strategy of developing software and CD-ROM products for both the consumer software markets and for the Company's traditional core markets. By late 1996, changes in the software market made the internal development of CD-ROM products for the mass market economically unfeasible for the Company. Accordingly, the Company discontinued this development at the end of 1996, but incorporates as part of its strategy the licensing or purchasing of software and CD-ROM products for distribution to its core markets. The Company seeks quality product with specific educational objectives aimed at the K-8 market. Although the Company will continue to sell its existing products in the consumer software market, its future expansion efforts will concentrate on distribution through its traditional customer base.

EXPAND EXPLORATOY PRODUCT LINE IN MASS MERCHANT RETAIL MARKET. In 1997, ExploraToy continued as a supplier of science education toys to most of the leaders in mass market retailing. The Company maintained its goal of achieving distribution through most of the leaders in mass market retailing including Wal-Mart, Kay-Bee Toy Stores, Toys 'R Us, Target Stores, J.C. Penney, K-Mart and Hills Department Stores. The product line has expanded to over 35 products in the science and activity area, including several toys that have earned U.S. Patents. Several of the products developed for the mass market have been adapted successfully by the Company for its specialty retail and school supply business.

PURSUE STRATEGIC LICENSING OPPORTUNITIES The Company has entered into licenses or other agreements with the National Geographic Society, The National Wildlife Federation and the Smithsonian Institute, each of which has strong name recognition or access to new markets. In late 1995, the Company acquired the license for the "Amazing Live SeaMonkeys -Registered Trademark-" and the products developed based on this license have been well received in the marketplace. However, the Company does not expect to aggressively pursue other licenses to drive its expansion into the mass market due to the limited success of other licenses it had acquired

EXPAND INTERNATIONALLY. In 1990, the Company opened its international subsidiary in the United Kingdom which provides a distribution base for the sale of both English and foreign language products into the European Common Market countries. In addition, several of the Company's electronic learning aids, including its GeoSafari products, have been licensed to Hausemann en Hotte, the parent corporation of Jumbo, a Netherlands toy company, for European sales in French, Dutch and Scandinavian languages. The Company entered into exclusive agreements for the distribution of its products to the Italian and Spanish speaking markets in 1996. International sales (i.e., sales outside of North America) of the Company's products, including sales of the Company's United Kingdom subsidiary, totaled approximately $3.8 million in 1997 or approximately 9.8% of sales. The three foreign countries in which the Company experienced the highest level of sales in 1997 were the United Kingdom, Brazil and Korea.

PRODUCTS

     The Company offers approximately 750 products and accessories including electronic learning aids, science kits, board games, reading programs, activity books and a wide spectrum of other supplemental educational products. The Company's commitment to results-oriented education has caused it to diversify its product lines to include a wide variety of educational content which appeals to children and students ranging from pre-kindergarten to adult. The Company's products involve a wide spectrum of subject matter, including phonics and reading, language, literature and writing, mathematics and critical thinking, creative play, science and nature, social studies and geography, and arts and crafts.

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

                                       (2)

ELECTRONIC LEARNING AIDS          Discovery Collections           Cliffhangers                    U.S. History
  GeoSafari                       Nature Collections            PHONICS READING PROGRAMS           Presidents
  GeoSafari Talking Globe         Mini Museums                    Magic Touch                   FUNTHINKERS
  MathSafari                      Bug Viewers                     Phonics Factory                 Thinking Skills
  GeoSafari Theater               National Wildlife               Learning to Read With           All Around Fun
  Reading Safari                    Federation Vinyl Sticker        Phonics                       Reading
  Albert                            Books                         Ready to Read                   Math
  Skillmaster                     Galaxy Guide                    Phonics Readers               BRAINBOOSTERS
  Drillmaster                     Ant Factory                   MISCELLANEOUS                     Amazing Animals
  Alphamaster                     Cosmic Observer                 Poppums                         Inventions & Discoveries
  Rainbow                         Light Writer                    COINstruction                   Digging into the Past
  Charlie                       RUBBER STAMPS                     Human Body Kits                 Worldwide Wonders
  Word Arcade                     Alphabet and Numbers            Coin & Stamp Collection         Outer Space Adventures
  CompuQuizzer Books              Story Stamps                    Plastic Food                    Undersea Adventures
BOARD GAMES                       Grading Stamps                  Plastic Math Counters         EXPLORATOY
  Dino Checkers                   Stamp Pads                      Chalkboards                     GeoSafari World
  Dino Tic Tac Toe                Story Maker Stamps              Stickers                        Star Max
  Dino Bingo                    PICTURE BOOKS                     Letter Perfect                  Perfect Power Microscope
  Not So Scary Things             World & U.S. Atlas              Picture Perfect                 I Dig Dinos
  Race to the Sun                 Giant Steps - Science           Endangered Animal               SeaMonkeys
  Name That State                 Giant Steps - Readers             Growth Chart                CD-ROM
  Presto Change-O                 Science Safari                IQ GAMES                          GeoSafari Geography
  Traverse                      BOXED READING CARD SETS           Animals of the World            GeoSafari History
SCIENCE ACTIVITY KITS             World of Reading                Wonders of the World            GeoSafari Science
  Buried Treasures                Sports                          U.S. Geography                  GeoSafari Animals
  Adventures in Science           Social Studies                  World Geography

     The following briefly describes six of the Company's top selling product groups, each of which accounted for more than $1 million in sales in 1997:

ELECTRONIC LEARNING AIDS. Electronic-based devices designed for interactive play have played an important part in the mix of products sold by the Company. As indicated in the following table, electronic learning aids, which include GeoSafari, GeoSafari Jr., GeoSafari Talking Globe, MathSafari, GeoSafari Theater, Reading Safari, GeoSafari World, Albert, Charlie, Rainbow and associated learning materials, have been a major source of the Company's sales over the last five years. As a percentage of sales, electronic learning aids have decreased to 48% in 1997 from approximately 55% in 1992 primarily as a result of the decline of the Company's older GeoSafari products.

                                                                               YEARS ENDED DECEMBER 31,(1)
                                                                               ------------------------
                                                           1997           1996           1995           1994           1993
                                                          ------         ------         ------         ------         ------
                                                                                           (IN THOUSANDS)
 Electronic Learning Aids........................        $18,645        $20,185        $21,445        $27,147        $26,066
 All Other Products..............................         19,797         21,091         18,345         18,493         15,987
                                                          ------         ------         ------         ------         ------
 Total...........................................        $38,442        $41,276        $39,790        $45,640        $42,053



     The Company currently sells a total of seventeen electronic learning aids that retail from $29.95 to $400.00. Two new electronic learning aids were introduced in 1997, including the GeoSafari World. This portable quiz unit asks more than 6,000 geography questions and was designed for and specifically marketed to the Company's mass market customers. Sales of the ExploraToy GeoSafari World and the Educational Insights' GeoSafari Talking Globe, which was introduced in 1996, accounted for approximately $6 million or 16% of sales in 1997. The GeoSafari Electronic Learning Games, which include GeoSafari and GeoSafari Jr. product lines, are portable plastic electronic devices which accommodate a wide range of separately sold lesson sets for interactive play with more than 36 lesson sets currently available. GeoSafari is targeted to children ages 8 and up while GeoSafari Jr. is targeted to ages 3 through 7. Sales of GeoSafari products accounted for approximately $7 million or 18% of sales in 1997. Like GeoSafari, MathSafari, first introduced in 1993, consists of a portable electronic device and a choice of 17 lesson sets that are sold separately. Sales of MathSafari products accounted for approximately $2 million or 5% of sales in 1997. Six of the Company's electronic learning aids, Drillmaster, Alphamaster, Skillmaster, Rainbow, Charlie and the new GeoSafari Theater, which was introduced in 1995, are sold exclusively to the Company's school supply market. The Company has more electronic learning aids in development with introductions planned for 1998 and 1999.

------------
(1) Sales of electronic learning aids by the Company's United Kingdom subsidiary of $1.9 million, $2.2 million and $2.1 million for the years ended December 31, 1997, 1996 and 1995, respectively, are presented gross of sales discounts. The Company's United Kingdom subsidiary does not account for sales discounts by product categories.

                                       (3)

     Many of the Company's electronic learning aids have been widely recognized as effective, well-designed educational products by various organizations. Following is a partial list of awards that have been granted to GeoSafari, MathSafari and/or GeoSafari Talking Globe:

           AWARD                       ORGANIZATION
           -----                       ------------
      Gold Award              Parents' Choice Foundation, USA
      Seal of Approval        National Parenting Center, USA
      Best Toy                The Toy Guide, UK
      Top Ten Best Games      Dr. Toy's 100 Best Children's Products, USA
      Teachers' Choice Award  Learning Magazine, USA
      Gold Award              What Toy, UK
      Platinum Award          Oppenheim Toy Portfolio, USA
      Best Bet Award          Canadian Toy Testing Council
      Gold Award              National Association of Parenting Publications, USA
      Best Learning Toys      Family Fun Magazine and Family Life Magazine

BOOKLETS. The Company sells over 100 saddle-stitched booklet products. These include a series of "big books" and corresponding "little books" which are intended for use by teachers and students, respectively. The Company's booklets include products such as science picture booklets, children's atlases and reading materials designed for "whole language" reading and phonics readers.

MISCELLANEOUS.  Under the Amazing  Live Sea-Monkeys -Registered
Trademark-license agreement, ExploraToy has developed a product line of over 8 items. These mass market items along with those marketed to the Company's core business customers accounted for approximately $2 million or 5% of sales in 1997.

SCIENCE ACTIVITY KITS. The Company currently markets sixteen families of science activity kits, the most popular of which is its line of twelve "Adventures in Science" kits that retail for $9.95. Each "Adventures in Science" kit contains a booklet describing more than 20 experiments as well as an assortment of materials required for each experiment. This line is sold in both the school and home markets. The ExploraToy line of products also featured six similar products ("Test Tube Science" products) that featured names and characters from the "Beakman's World" television show. The "Beakman's World" license agreement expired in 1997 and will not be renewed.

RUBBER STAMPS. The Company sells approximately 100 different varieties of rubber stamps and stamp pads, of which approximately half are sold in the school market. These items retail from $3.95 to $16.95 and include grading stamps for use by teachers in the classroom, and animal and nature stamps which are used by both children and teachers.

BOARD GAMES. The Company sells twenty-one board games in both the school and home markets which teach math, geography and other subjects. Popular board games sold by the Company include Dino Checkers, Name That State and Presto Change-O. Retail prices for the Company's board games range from $14.95 to $29.95.

PRODUCT DEVELOPMENT

     The Company believes that one of its greatest strengths is its ability to develop new products. Since January 1996, the Company has introduced approximately 175 new products and accessories. Products introduced in 1996 or 1997 accounted for approximately 45% of the Company's sales in 1997 as compared to 1996 when approximately 37% of sales were generated from products introduced in 1996 and 1995. In 1997, the Company spent approximately 11% of sales on research and development and has spent an average of approximately 12% of its annual sales on research and development since 1995.

     The Company employs approximately 36 full-time staff members in the product development process. The 36 staff members consist of 8 editors, many of whom were former classroom teachers, 5 concept developers, an 11 person graphic arts department, 5 project managers and a variety of additional engineering, design and support personnel. The Company also retains freelance artists, editors, designers and engineers for product development activities. Over 95% of the Company's sales are derived from products developed internally by the Company.

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

     The Company continued the development of computer software products for release in 1996 and released its "GeoSafari Animals" CD-ROM product in the fourth quarter. By late 1996, the Company determined that changes in the development and marketing of software products, particularly CD-ROM products, made continuing internal development economically unfeasible and its efforts in this area were discontinued. The Company plans to continue the marketing and distribution of its existing products but its development effort will focus on the customization of products purchased or licensed from others for distribution

                                       (4)
into its traditional school supply and specialty retail markets. During 1997, the Company licensed eleven CD-ROM products for such distribution.

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

SCHOOL SUPPLY DEALERS AND PARENT/TEACHER STORES. The school market is served by approximately 1,300 independent dealers who sell the Company's products directly to school districts, individual schools, teachers and a growing number of parents through supply stores. Many of these dealers have been selling the Company's products for over twenty years. No individual dealer accounted for more than 4% of the Company's 1997 sales. Approximately 48% of the Company's sales, excluding sales made by its United Kingdom subsidiary, ("North American sales") were derived from the school market in 1997.

     Traditionally, teacher supply dealers sold primarily to teachers and many school administrators. However, to address parental interest in and concern over the quality of education in public schools, many school supply dealers have opened their own retail stores to serve both the school and home markets. These stores have become "parent/teacher" stores, with as much as 50% of annual sales coming from parents.

SPECIALTY RETAIL STORES AND CATALOG COMPANIES. Specialty retail stores and catalog companies serve as the primary distribution source for the Company's products in the home market. In recent years the specialty retail market has seen the emergence of up-scale stores featuring premium products. The Company estimates that its products are available in approximately 2,900 of such specialty retail outlets. The Company derived approximately 31% of its 1997 North American sales from sales through specialty retail stores and catalog companies.

     Specialty retail stores in the United States are primarily comprised of single store retailers but also include a number of multiple-location specialty stores such as Natural Wonders, The Nature Company and Rand McNally. The latter two are also catalog companies. Other catalog companies through which the Company's products are offered include Spiegel, Childcraft, Toys to Grow On, JC Penney and Neiman Marcus. In 1997, Dayton-Hudson's Dillards department store chain became a very significant new account in this category. Parents, grandparents and children constitute the substantial majority of purchasers of the Company's products from specialty retail stores and catalog companies. However, as is the case with respect to the teacher supply stores in the school market, there is some degree of cross-over between the school and home markets from teachers and school administrators who may purchase supplemental educational products at specialty retail stores for use in the classroom.

MASS MERCHANT RETAILERS. The Company currently sells certain of its products through mass merchant retail stores, such as Wal-Mart, Toys 'R' Us, Hills Department Stores and Target under the ExploraToy name. The Company focuses its sales efforts in the science and activity toy segment of the mass merchant retail toy market. This includes building sets, model kits and art sets and supplies. The science and activity segment of the market is generally supplied by small companies with more narrowly focused product lines which are not promotionally oriented in nature, have a longer than average product life, and are less seasonal than the market as a whole. Approximately 14% of the Company's sales in 1997 were made through mass merchant retailers compared to approximately 10% in 1996 and 7% in 1995.

SOFTWARE CD-ROM. The Company sells its GeoSafari Platinum version directly to its traditional markets. In addition, in 1994, the Company entered an agreement with Maxis to distribute its software and CD-ROM products to computer/software oriented retail stores such as CompUSA and Egghead. However, in early 1997, Maxis discontinued their affiliate label program in anticipation of the sale of their company to Electronic Arts. When Maxis provided their retailers a deadline for return of all affiliates' product for credit, all wholesale and retail sales activity essentially ended with the exception of returns. As a result, the Company ended 1997 with only minor sales via this channel. While the Company views its sale of both its proprietary and licensed CD-ROM products to its traditional customer base as very important, it has discontinued sales to mass market software resellers.

SALES AND MARKETING

     The Company has developed separate sales and marketing programs for each of the major markets which it serves. These are described by market as follows:

SCHOOL SUPPLY AND PARENT/TEACHER STORE MARKETS. The Company's sales to the school supply and parent/teacher store market are made primarily through the Company's management and in-house sales people who target dealers that own school supply stores and/or publish school supply catalogs. These sales people work to make certain that the Company's products are included in the catalogs and retail outlets utilized by school supply dealers for sales to schools, teachers and parents. The Company added three new full-time positions in this category in 1997.

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

                                       (5)

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

     During 1997, in support of the school supply and parent-teacher store markets, the Company mailed 160,000 K-8 Catalogs and Electronic Classroom Catalogs directly to individual teachers and administrators. In order to promote dealer loyalty, these catalogs were imprinted with the name of nearby dealers encouraging teachers to visit their local teacher supply store in search of the Company's products.

SPECIALTY RETAILERS. The Company reaches the specialty retailers through eighteen independent sales firms which together field approximately 56 sales representatives. Advertising and promotional efforts consist of trade shows and catalog presentations. The 1997 Toys and Games Trade catalog was mailed to all dealers and was given to retailers at the annual New York International Toy Fair in February.

     In addition, the Company participates in many of the major toy, book and gift fairs throughout the world, including the Canadian Toy Fair, the Frankfurt International Book Fair and the Nuremburg Toy Show.

     Through Company literature programs promoted directly to dealers, over
1.6 million brochures and catalogs promoting the Company's products were distributed nationally in 1997.

CATALOG COMPANIES. Sales to catalog companies are made using a combination of in-house sales staff and non-exclusive independent sales representatives, depending upon specifics of the account.

MASS MERCHANT RETAILERS. The Company's mass merchant retailers are reached through a combination of independent sales representatives and direct presentations made by ExploraToy's General Manager. The non-exclusive independent sales force consists of eleven firms, employing approximately 35 sales personnel. Direct presentations are made to major prospective customers in the United States. In addition, the Company independently presents its ExploraToy products at the Hong Kong Toy Fair, the Dallas Import Show in January and the New York International Toy Fair in February.

     The 1997 ExploraToy line was principally comprised of " The Lost World:
Jurassic Park-TM-" products licensed from Universal Studios, the Amazing Live Sea-Monkeys -Registered Trademark-, licensed from Transcience Corp., and Beakman's World -TM- licensed from Sony Corporation which license expired at the end of 1997. Licenses are used for packaging, promotion and sale of the ExploraToy product line in mass market in lieu of direct consumer advertising but will be used on a more limited basis in the foreseeable future.

      In addition, ExploraToy started its own line of branded products, anchored by the electronic learning aid GeoSafari World which was derived from the already successful Educational Insights GeoSafari Talking Globe. In all, more than 35 items were offered to mass market customers. Revenue from the Amazing Live Sea- Monkeys -Registered Trademark- product line increased by approximately 50% in volume in 1997 compared to 1996.

BACKLOG

   The Company normally ships within two days of receiving an order and, therefore, does not customarily have a significant backlog.

MANUFACTURING

     Most of the Company's sales are generated from products supplied complete by contract manufacturers. The remaining products are assembled or completed from components provided by other vendors. In excess of 85% of the Company's purchases of products and/or components are from vendors based in Taiwan, China, Hong Kong, Thailand, Korea, Japan, Singapore, and Indonesia. The balance are purchased from a variety of vendors located primarily in the United States. The Company has approximately 70 international vendors. For certain products the Company has alternate vendors in the event that any one of its vendors is unable to meet its requirements. The terms of the Company's arrangements with its contract manufacturers are negotiated individually as to price and quantity and vary from purchase order to purchase order depending on the size of the particular order, the speed in which the Company requires the order to be completed, and other factors. Purchase order quantities vary depending on the product type and the Company's anticipated demand for such product. Payment terms generally consist of either letters of credit, wire transfers or 30 to 60 day payment terms.

     The Company receives most of its products in finished form at its distribution facility in Columbia, Tennessee. At this facility products are inspected, any necessary final assembly is completed and shipment is made to customers.

     Certain ExploraToy customers purchase products that are shipped directly to them from the Company's Asian vendors.

                                       (6)

TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company relies primarily on a combination of patents, copyrights, trademarks, trade secret laws, and employee and third-party nondisclosure agreements to protect its proprietary rights. While the Company believes that these protections are important, they are less significant to the Company's success than factors such as breadth and quality of its products, the knowledge, ability and experience of its personnel, its relationship with distributors and specialty retail stores and its product development procedures.

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

     As the Company expands its ExploraToy mass market division it is penetrating markets which are intensely competitive and where it will continue to compete with larger, more experienced companies offering a broader line of products. The Company intends to limit its risk in these markets by concentrating a narrowly defined product group dealing with science activity and related products where competition is typically less severe. There can be no guarantees however, that this strategy will be successful.

     The Company has yielded to competitive pressure in the mass market software and CD-ROM markets and, at the end of 1996, stopped the internal development of products for this market. It will continue to seek product to be purchased or licensed from others for sale and distribution through its core customer base. The Company believes that it can compete favorably in its traditional markets within the parameters of its revised strategy, however, with changes occurring in the intensely competitive software market, new competitors may broaden their product lines or increase their focus on the Company's traditional markets resulting in greater competition for the Company.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 190 full-time employees. In addition, the Company periodically hires part-time employees to meet seasonal market demands. Approximately 36 of the Company's full-time employees are engaged in the Company's product development and creative efforts, designing, writing, editing, drafting and developing the Company's products. An additional 39 employees are involved in sales and marketing; 29 are involved in general administrative duties; and approximately 81 are involved in warehousing and distribution activities. The Company believes that its relationships with its employees are good. The employees of the Company are not parties to any collective bargaining agreements.

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

RISK FACTORS

     The Company believes the following factors present risks to the Company's business:

     DEPENDENCE ON NEW PRODUCTS.   The Company's ability to maintain and
expand its sales base depends in part on its continued successful development of new products. Although the Company introduced over 100 new products in 1997, it was unsuccessful in completing one major new product, Big Talk, which the Company considered important for its revenue growth in 1997. This product experienced unacceptably high failure rates during its production run in 1997 and has now been reassigned to a new manufacturer. It is unknown whether or not this product will be ready for initial shipment during 1998. In 1997, approximately 45% of the Company's revenues were derived from products introduced in 1996 or 1997. While the Company makes substantial investments in product development and is continually developing ideas for new products, there is no assurance that it will be successful in these efforts in the future. If new products or upgrades to existing products are not introduced or accepted in the marketplace, the Company's operating results could be materially adversely affected.

     CONTINUED ACCEPTANCE OF EXISTING PRODUCTS.   In 1997, approximately 18%
of the Company's sales were generated by GeoSafari and related products. Approximately 20% of the Company's 1996 sales were generated by GeoSafari and related products. If sales of the Company's leading products decline at a rate greater than sales increases generated by the introduction of new products, the Company's operating results could be materially adversely affected.

                                       (7)

     SEASONALITY AND FLUCTUATIONS IN QUARTERLY PERFORMANCE.   A large portion
of the Company's business is highly seasonal, with operating results varying substantially from quarter to quarter. Sales tend to be lowest in the first and second quarters and highest in the third and fourth quarters of the calendar year. The Company has typically experienced losses during the first quarter and may experience such seasonal losses in the future. Products are generally shipped as orders are received and accordingly the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. If sales or timing of orders fall below the Company's expectations, operating results could be adversely affected for relevant quarters and for the year if expenses based on these expectations have already been incurred. Further, due to the seasonality of the business, cash flow tends to be negative during the second and third quarters when inventory and accounts receivable have historically increased in anticipation of the seasonally higher product sales in the third and fourth quarters. Cash flow requirements during these periods are funded by the revolving line of credit that the Company has with a bank. See further discussion of said line of credit at "Liquidity and Capital Resources" in Item 7. Should the Company not have a sufficient line of credit available during the year, it could have a material adverse effect on the Company's results of operations due to its limited ability to internally finance the growth in inventory and accounts receivables necessary to generate the seasonally high net income the Company typically experiences in the third and fourth quarters. . See "Quarterly Information and Seasonality" section in Item 7 for discussion of seasonality risks and quantification of quarterly sales and net income amounts exemplified therein.

     DEPENDENCE ON CONTRACT MANUFACTURERS.   The Company conducts
substantially all of its manufacturing operations through contract manufacturers, many of which are located in the People's Republic of China (the "PRC"), Hong Kong, Singapore and Taiwan. The Company does not have long-term contracts with any of its manufacturers. Foreign manufacturing is subject to a number of risks, including but not limited to transportation delays and interruptions, political and economic disruptions, the impositions of tariffs and import and export controls and changes in governmental policies. While the Company to date has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future and possibly result in increases in costs and delays of, or interferences with, product deliveries resulting in losses of sales and goodwill.

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

     ACCOUNTS RECEIVABLE RISKS.   Certain of the Company's customers
participate in an accounts receivable dating program pursuant to which payments for products are delayed for up to 120 days. Although no customer accounted for more than 4% of the Company's sales in 1997, the insolvency or business failure of any customer with a large account receivable could have a material adverse affect on the Company.

     DEPENDENCE ON KEY PERSONNEL.   The Company's future success depends in
large part on the continued service of key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. The Company's key employees include Jay Cutler, Reid Calcott, James Whitney, Dennis Graham, Kelly Cole and George Atamian. The Company has no employment agreement with any of its employees, any of whom may voluntarily terminate employment with the Company at any time. Competition for such employees is intense and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of and the unavailability of replacements for key personnel could have material adverse effect upon the Company's results of operations and on research and development efforts. The Company does not have key-person insurance covering its management personnel or other key employees.

                                       (8)

     INTERNATIONAL EXPANSION.   In 1990, the Company established a
distribution subsidiary in the United Kingdom. Approximately 9.8% of the Company's fiscal 1997 sales, including sales by the United Kingdom subsidiary, were generated from sales to customers outside of North America. The Company's success in Europe and elsewhere is dependent upon a number of factors, including the Company's ability to successfully convert the textual portions of its products into foreign languages and the Company's ability to successfully develop a market for its products. The Company is also subject to the attendant risks of doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in duties and tariffs, anges in foreign regulations, political turmoil and deterioration in international economic conditions. There can be no assurance that the Company will be able to successfully expand its international sales.

     DEPENDENCE ON GOVERNMENT FUNDING.   Approximately 48% of the Company's
North American sales comes directly or indirectly from the school market. This market is, to a degree, dependent upon government support from one or more sources. Future constraints on education funding by federal, state and local governments could have a material adverse effect on the Company's business.

     CONCENTRATION OF STOCK OWNERSHIP.   Members of the Cutler family and
certain family trusts controlled by them beneficially own approximately 70% of the outstanding stock. As a result, such persons will have the ability to control the Company and direct its affairs and business. Such concentration of ownership may have the effect of delaying or preventing change in control of the Company. In addition, the Company's bylaws include provisions that eliminate cumulative voting in the event the Company's Common Stock is listed for trading as a Nasdaq National Market security and the Company has at least 800 shareholders of record as of the record date of the Company's most recent annual meeting of shareholders. Although cumulative voting has not been eliminated with respect to any shareholder vote of the Company to date, these provisions might have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of the Company.

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

     The Company's Tennessee distribution facility comprises approximately 162,000 square feet and includes approximately 9,000 square feet of offices. The Tennessee facility is owned by Karen M. Duncan Cutler and Jay Cutler, the Company's President, and is leased by them to the Company. This facility was expanded by 42,000 square feet in 1995. This expansion was financed and paid for by Jay and Karen Cutler. Lease payments by the Company were adjusted to reflect this expansion. The Company believes that there is adequate warehousing space available for expansion near the Tennessee facility should the need arise.

ITEM 3:   LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation incidental to its business. The Company is not currently involved in any pending litigation matters which would have a material adverse effect on the Company.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                       (9)

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the Company's executive officers, and key employees:

NAME                              AGE  POSITION
----                              ---  --------
Burton Cutler...................  71   Chairman of the Board
Jay A. Cutler...................  46   President, Chief Executive Officer
G. Reid Calcott.................  59   Vice Chairman, Chief Operating and
                                       Financial Officer
James B. Whitney................  46   Vice President, Marketing
Dennis J. Graham................  42   Vice President, Business Development
Kelly A. Cole...................  46   Vice President, Warehousing and
                                       Distribution
George C. Atamian...............  60   Vice President, General Manager,
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

     Jay A. Cutler has been employed by the Company since 1975, became a director in 1982 and began serving as President of the Company in 1991. In 1992, he also became Chief Executive Officer. Prior to 1991, Mr. Cutler served as the Company's Vice President, Production, and was responsible for overseeing and controlling the development, introduction and production of the Company's products. In 1997, Mr. Cutler announced his intention to resign as President of the Company pendind the successful search for a suitable replacement. Said search is expected to be completed by mid-1998. Jay A. Cutler, the Company's President and Chief Executive Officer, is the son of Burton and Diana P. Cutler.

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

     Dennis J. Graham has been an employee of the Company since 1984 and has served as the Company's Vice President, Business Development from 1988. In this capacity, he is responsible for all foreign sales and for the development of certain major product development programs. Prior to 1988, Mr. Graham served as the Company's Director of Product Development and as the Company's advertising manager. Prior to joining the Company, Mr. Graham served as advertising manager for Modern Curriculum Press, a publishing division of Simon & Schuster.

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

                                       (10)

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

     The following table sets forth the high and low sales prices per share for the Common Stock as reported by Nasdaq for fiscal years 1997 and 1996:

                                                                    1997                         1996
                                                                    ----                         ----

          QUARTER ENDED                                     HIGH           LOW           HIGH            LOW
          -------------                                     ----           ---           ----            ---
          March 31                                        $2 5/8         $1 3/4         $5             $3 1/4
          June 30                                          2 1/4          1 3/8          4 1/8          3
          September 30                                     2 3/8          1 9/16         3 3/8          1 7/8
          December 31                                      2 5/8          1 3/4          3              1 1/2

     As of March 19, 1998, the approximate number of shareholders of record of the Common Stock was 115.

     The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payments of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

                                       (11)

ITEM 6:   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                              ------------------------
                                                           1997           1996           1995           1994           1993
                                                         -------        -------        -------        -------        -------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Sales................................................   $38,442        $41,276         $39,790       $45,640        $42,053
 Cost of sales........................................    19,143         19,526          18,150        21,354         18,526
                                                         -------        -------         -------       -------        -------
 Gross profit.........................................    19,299         21,750          21,640        24,286         23,527
                                                         -------        -------         -------       -------        -------
 Operating expenses:
 Sales and marketing..................................     7,770          8,216           9,242         6,943          6,179
 Warehousing and distribution.........................     3,327          3,321           3,994         3,929          4,646
 Research and development.............................     4,328          5,289           5,166         4,422          3,705
 General and administrative...........................     3,640          3,809           3,830         3,719          3,823
                                                         -------        -------         -------       -------        -------
     Total operating expenses.........................    19,065         20,635          22,232        19,013         18,353
                                                         -------        -------         -------       -------        -------
 Operating income (loss)..............................       234          1,115           (592)         5,273          5,174
 Interest expense, net................................       207            281              21           104            374
 Other income, net....................................       135            479             346           208            301
                                                         -------        -------         -------       -------        -------
 Income (loss) before provision (benefit) for
  income taxes........................................       162          1,313           (267)         5,377          5,101
 Provision (benefit) for income taxes.................        97            484            (95)           881            196
                                                         -------        -------         -------       -------        -------
 Net income (loss)....................................       $65           $829          $(172)        $4,496         $4,905
                                                         -------        -------         -------       -------        -------
                                                         -------        -------         -------       -------        -------

NET INCOME DATA (PRO FORMA FOR YEARS PRIOR TO 1995):
 Net income (loss) (1)...............................        $65           $829          $(172)        $3,280         $3,050
 Net income (loss) per share- basic and
  diluted  (1), (3)..................................      $0.01          $0.12         $(0.02)         $0.49          $0.51
 Weighted average shares outstanding -
  basic (2), (3).....................................      7,040          7,040          7,040          6,725          5,950
 Weighted average shares outstanding -
  diluted (2), (3)...................................      7,082          7,042          7,040          6,748          6,002

BALANCE SHEET DATA (AT PERIOD END):
 Working capital.....................................    $19,143        $18,674        $17,982        $19,432         $8,168
 Total assets........................................     30,130         30,904         28,254         28,282         22,136
 Total debt..........................................      1,685          2,295          1,394              0          7,000
 Shareholders' equity................................     23,519         23,464         22,584         22,828         10,659

----------------

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

(2) Assumes as outstanding, during the 1993 period, 1,000,000 shares which represent the approximate number of shares deemed to have been sold by the Company to fund the $10 million S Corporation distribution to persons who were shareholders of the Company prior to the Company's initial public offering in April of 1994.

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

                                       (12)

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in 1962 to develop and market supplemental educational materials to assist in the teaching of reading. Initially, the Company's product development and marketing efforts were concentrated on products for use primarily within the school environment. As sales of the Company's products for use at home increased, products were packaged for the home market and sales to this market began to grow rapidly through specialty retail stores. Sales peaked at $45,640,000 in 1994 by which time the Company had achieved distribution in most of the nation's specialty retail stores. Sales decreased to $38,442,000 in 1997 as sales of the Company's leading GeoSafari product line had matured and subsequently declined and the Company was unsuccessful in launching enough new products to offset this decline.
The Company experienced an unusually high level of difficulty in bringing new products to market in 1997. Four products which, on a combined basis, were expected to add significantly to the Company's revenue, were introduced late or with technical difficulties which, though correctable, significantly diminished their contribution to 1997 revenue.

     In 1990, the Company formed Educational Insights Limited, a United Kingdom company, to market and distribute the Company's products throughout the United Kingdom and other foreign countries. Sales of Educational Insights Limited were $3.0 million, $2.8 million and $2.7 million and income before taxes for the subsidiary was $60,000, $250,000 and $28,000 for the years ended December 31, 1997, 1996 and 1995 respectively. Income before taxes in 1997 includes foreign exchange losses of $45,000 while income before taxes in 1996 included foreign exchange rate gains of $193,000. Foreign exchange gains/losses are reported in Other Income, net in the Company's consolidated financial statements.

     In 1993, the Company established its ExploraToy Division to develop and market science activity products to the mass market. In 1997, this Division's revenue increased approximately 37% above 1996.

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

RESULTS OF OPERATIONS:

   The following table sets forth certain data as a percentage of sales:

                                                                      PERCENTAGE OF SALES                 PERCENTAGE INCREASE
                                                                     YEARS ENDED DECEMBER 31,                  (DECREASE)
                                                              ---------------------------------------  ----------------------------
                                                                                                           1997           1996
                                                                                                           OVER           OVER
                                                              1997           1996           1995           1996           1995
                                                              ----           ----           ----           ----           ----

    Sales.................................................   100.0%         100.0%         100.0%          (6.9%)          3.7%
    Cost of sales.........................................    49.8           47.3           45.6           (2.0)           7.6



        Gross profit......................................    50.2           52.7           54.4          (11.3)            .5
    Operating expenses:
     Sales and marketing..................................    20.2           19.9           23.2           (5.4)         (11.1)
     Warehousing and distribution.........................     8.7            8.1           10.1            0.2          (16.9)
     Research and development.............................    11.2           12.8           13.0          (18.2)           2.4
     General and administrative...........................     9.5            9.2            9.6           (4.4)           (.6)



     Total operating expenses.............................    49.6           50.0           55.9           (7.8)          (7.2)



    Operating income (loss)...............................     0.6            2.7           (1.5)         (79.0)         288.3
    Interest expense, net.................................     0.6            0.7            0.1          (26.3)        1238.1
    Other income, net.....................................     0.4            1.2            0.9          (71.8)          38.4



Income (loss) before provision (benefit)for
     income taxes.........................................     0.4            3.2           (0.7)         (87.7)         591.8

1997 COMPARED TO 1996

     SALES.   Sales decreased by 6.9% or $2.8 million to $38.4 million in
1997 from $41.3 million in 1996. Sales in the school market remained essentially unchanged, sales in the specialty retail market decreased 18.3% while sales in the ExploraToy Division increased 36.9%. Sales in the Company's mass market software division which was closed at the end of 1996 were not significant; however, the Company continued to sell software in its traditional markets.

   The Company continued to experience a decline in the sale of its leading product line, GeoSafari, in 1997. GeoSafari sales declined to $6.5 million from $8.3 million in 1996. In addition, one of the Company's larger customers in 1996, PetsMart, discontinued the sale of products in the category which included Educational Insights products thereby producing a one-time decline in the Company's specialty market business of approximately $700,000. Moreover, the Company's development and introduction of new products specifically aimed to offset this decline were not executed as planned. The company experienced manufacturing difficulties with several products and although these difficulties were relatively short-term in nature, the products did not contribute to 1997 revenue as expected. In addition, one product, the Big Talk electronic vocabulary builder, was delayed indefinitely due to technical difficulties.

                                       (13)

    Although the Company's new product introductions did not meet expectations, new products introduced in 1997 did produce revenue of approximately $4.8 million. Most notable among the new product successes were the ExploraToy Division's GeoSafari World and the Company's COINstruction, Galactic Explorer and Poppums product lines sold into its traditional markets.

   GROSS PROFIT.   The Company's gross profit declined $2.5 million to  $19.3 million in 1997 compared to $21.8 million in 1996. When expressed as a percentage of sales, gross margins decreased to 50.2% in 1997 from 52.7% in 1996. This decrease was primarily the result of a proportional increase in sales made in the Company's ExploraToy line and other products with lower-than-average gross margins, and the provision of certain items of inventory considered excess or obsolete.

   SALES AND MARKETING EXPENSE.   Sales and marketing expense decreased by
5.4% or $0.4 million to $7.8 million in 1997 from $8.2 million in 1996.
Sales and marketing expense increased to 20.2% of sales in 1997 from 19.9% of sales in 1996 because the decrease in sales and marketing expense, when expressed as a percentage, was less than the decrease in revenue. The decrease in actual spending was primarily due to the elimination of marketing expenses associated with the Company's mass market software division which was discontinued at the end of 1996.

   WAREHOUSING AND DISTRIBUTION EXPENSE.   Warehousing and distribution
expense remained essentially unchanged at $3.3 million in both 1997 and 1996. Expressed as a percentage of sales, warehousing and distribution expense increased to 8.7% compared to 8.1% in 1996. The Company expects warehousing and distribution costs to remain near the current levels in the foreseeable future.

   RESEARCH AND DEVELOPMENT EXPENSE.   Research and development decreased
18.2% or $1.0 million to $4.3 million in 1997 compared to $5.3 million in 1996. Research and development expense as a percentage of sales decreased to 11.2% in 1997 from 12.8% in 1996. The decrease in 1997 was due primarily to the discontinuation of development of CD-ROM products.

   GENERAL AND ADMINISTRATIVE EXPENSE.   General and administrative expense
remained relatively unchanged at $3.6 million in 1997 compared to $3.8 million in 1996. Although general and administrative expense actually declined by $200,000 in 1997, when expressed as a percentage of sales general and administrative expense increased to 9.5% of sales from 9.2% of sales in 1996 because sales declined proportionally more than general and administrative expense.

   INTEREST EXPENSE, NET.   Net interest expense decreased by $26,000 to
$207,000 in 1997 from $233,000 in 1996. This decrease was due primarily to a decrease in average borrowings on the Company's revolving line of credit used to finance inventory and accounts receivable.

   OTHER INCOME, NET.   Net other income is primarily comprised of royalty
income received by the Company from licenses of certain of its products and exchange rate gains/losses from its international operations. Net other income decreased by 68.7% or $296,000 to $135,000 in 1997 from $431,000 in
1996. This decrease was principally due to foreign exchange rate losses totaling $45,000 in 1997 as compared to foreign exchange rate gains of $193,000 in 1996 experienced by the Company's subsidiary in the UK due to the relative weakness of the Pound Sterling in 1997 as compared to 1996.

1996 COMPARED TO 1995

   SALES.   Sales increased by 3.7% or $1.5 million to $41.3 million in 1996 from $39.8 million in 1995. Sales in the school market declined 10.8%, sales in the specialty retail market increased 8.1% while sales in the ExploraToy, private label, software and international markets, excluding Canada increased 32.1%. The largest increase was in the ExploraToy market, which increased 49.8%.

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

                                       (14)

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

   INTEREST EXPENSE, NET.   Net interest expense increased by $212,000 to
$233,000 in 1996 from $21,000 in 1995. This increase was due primarily to interest paid on the Company's long term loan associated with the purchase of its new office facility which was occupied in August, 1995 and an increase in borrowings on the Company's revolving line of credit to finance increases in inventory associated with the purchase of new product in 1996.

   OTHER INCOME, NET.   Net other income is primarily comprised of royalty
income received by the Company from licenses of certain of its products and exchange rate gains/losses from its international activities. Net other income increased by 38.4% or $133,000 to $479,000 in 1996 from $346,000 in
1995. This increase was primarily a result of abnormally high foreign exchange rate gains from the Company's subsidiary in the UK due to the relative strength of the Pound Sterling during the fourth quarter of 1996.

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

QUARTERLY INFORMATION AND SEASONALITY

   The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and are lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year-end holiday selling seasons. The Company has typically experienced losses during the first quarter in the past and may experience such seasonal losses in the future, including the first quarter of 1998.

The following table sets forth unaudited statement of operations data for each of the Company's last eight quarters. This unaudited quarterly financial information was prepared on the same basis as the annual information presented elsewhere in this Report and, in management's opinion, reflects all the adjustments (of normal recurring entries) necessary for a fair presentation of the information presented. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements. The operating results for any quarter are not necessarily indicative of results for any future period. Net income per share computations for each quarter are independent of the year-end computations. Accordingly, the sum of said net income per share amounts for the four quarters of 1997or 1996 which are based on average shares outstanding during each quarter, may not equal net income per share for the year which is based on average shares outstanding during the year.

                                       (15)

                                                                     QUARTER ENDED
                                                                     -------------

                                                      MAR. 31,   JUNE 30,   SEPT. 30,    DEC. 31,
                                                        1997       1997       1997        1997
                                                        ----       ----       ----        ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                                                 $6,347     $8,473    $10,900     $12,722
   Gross profit                                        3,291      4,343      5,477       6,188
Operating expenses:
   Sales and marketing                                 1,523      1,668      2,147       2,432
   Warehousing and distribution                          908        928        834         657
   Research and development                            1,136      1,050        975       1,167
   General and administrative                            942        926        812         960
Operating income (loss)                              (1,218)      (229)        709         972
Income (loss) before provision (benefit) for
 income taxes                                        (1,206)      (147)        563         952
Net income (loss)                                      (746)       (83)        347         547
Net income (loss) per share - basic and diluted      $(0.11)    $(0.01)      $0.05       $0.08

                                                                 QUARTER ENDED
                                                                 -------------
                                                      MAR. 31,   JUNE 30,   SEPT. 30,    DEC. 31,
                                                        1996       1996       1996        1996
                                                        ----       ----       ----        ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                                                 $7,666     $8,653    $11,751     $13,206
   Gross profit                                        4,298      4,475      6,139       6,838
Operating expenses:
   Sales and marketing                                 2,022      1,745      2,189       2,260
   Warehousing and distribution                          882        929        751         759
   Research and development                            1,406      1,525      1,205       1,153
   General and administrative                          1,005        939        971         894
Operating income (loss)                              (1,017)      (663)      1,023       1,772
Income (loss) before provision (benefit) for
 income taxes                                          (949)      (622)        973       1,911
Net income (loss)                                      (584)      (372)        593       1,192
Net income (loss) per share - basic and diluted      $(0.08)    $(0.05)      $0.08       $0.17


Quarterly sales and operating results are also affected by the timing of new product introductions, the product mix, the timing of orders placed by the Company's distributors and dealers, and the timing of marketing expenditures. The Company's quarterly gross profit margins have fluctuated as a result of such factors as customer and product mix. Products are generally shipped as orders are received and accordingly the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are relatively fixed and are budgeted based primarily on the Company's annual sales forecast.

LIQUIDITY AND CAPITAL RESOURCES

   In recent years, the Company's working capital needs have been met through funds generated from operations and from the Company's revolving line of credit. The Company's principal need for working capital has been to meet peak inventory and accounts receivable requirements associated with its seasonal sales pattern. The Company increases inventory levels during the spring and summer months in anticipation of increasing shipments in the late summer and fall. Accounts receivable typically increase during the summer and fall because of the Company's use of "dating" programs, wherein sales are made to the Company's customers for which payment is deferred for one to three months based on the size of the sales orders. Due to said sales patterns, the largest customer orders are shipped during the summer and fall, hence increasing accounts receivable balances during the third and fourth quarters.

   Net cash provided by operating activities increased $0.4 million to $0.6 million in 1997 compared to $0.2 million in 1996. This increase was primarily due to a combination two factors. First, inventory levels only increased by $0.1 million in 1997 versus increasing by $1.5 million in 1996 (due primarily to a lower growth rate of ExploraToy inventory in 1997). Second, income taxes receivable of $0.7 million was received in 1996, however, income taxes of $0.4 million were paid in 1997. Additionally, cash was provided in 1997 by the reduction of Other Assets by $0.3 million from $0.9 million in 1996 to $0.6 million in 1997. This reduction was primarily the result of the collection of the long-term receivable established pursuant to the affiliated label sales program for the Company's CD-ROM products.
This program was terminated in 1997 resulting in the Company receiving full payment of said receivable earlier than originally anticipated. In 1996, net cash provided by operating activities was $0.2 million compared to cash used in operating activities of $1.2 million in 1995. This decrease in the use of cash by operations was primarily due to the Company achieving net income of $0.8 million in 1996 compared to a net loss of $0.2 million in 1995. A $1.8 million increase in inventory in 1996 was largely off-set by the decrease in income taxes receivable of $1.2 million.

    Financing activities used $0.6 million of cash in 1997 compared to cash provided of $0.9 million in 1996. This was principally due to the $0.5 million decrease in the line of credit outstanding at December 31, 1997 compared to the increase in the line of credit experienced in 1996 necessary to fund the inventory growth during 1996. Financing activities provided cash of $0.9 million in 1996 compared to $1.0 million in 1995. Financing activities consisted primarily of borrowings under the Company's revolving line of credit in order to fund higher levels of inventory primarily related to the growing ExploraToy product line.

   The Company currently has a revolving line of credit with a bank which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 8, 1998, the Company may borrow up to $8 million. The agreement requires the maintenance of certain financial ratios, minimum annual pre-tax income amounts and tangible net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. The Company had outstanding borrowings of $0.5 million and $1 million under its line of credit at December 31, 1997 and 1996, respectively. At December 31, 1995, the Company had no outstanding borrowings against its line of credit. The Company's capital expenditures were $0.8 million in 1997, $0.5 million in 1996, and $3.9 million in 1995. The Company anticipates that 1998 capital expenditures will be less than $1 million with these expenditures primarily in the areas of new product tooling. The Company believes that borrowings available under the revolving line of credit and anticipated funds from

                                       (16)
operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

The Company has an outstanding commitment in conjunction with the lease of its Tennessee warehouse facility. In 1992, a shareholder of the Company entered into a loan agreement with the Industrial Development Board of Maury County, Tennessee, for Industrial Development Revenue Bonds Series 1992, in the amount of $1,000,000 at 8% interest per annum, to construct a building being leased to the Company. The Company has guaranteed the loan with the Industrial Development Board of Maury County, Tennessee. Should the shareholder default on said loan the Company would be required to make the applicable loan payments but would offset such payments against the lease payments due to said shareholder.

YEAR 2000 COMPLIANCE

     As is the case with most other companies using computers in their operations, the Company is in the process of addressing the year 2000 problem. The Company is currently engaged in a comprehensive project to modify and/or upgrade its management information, manufacturing and facilities computer software so that these programs will consistently and properly recognize the Year 2000.

     The Company will use primarily external resources to reprogram or replace and test all of its software for Year 2000 compliance. The Company expects to complete the project by the end of 1998. The total cost to the Company of these Year 2000 compliance activities have not been and is not anticipated to be material to its results of operations in any given year.

     Management has determined that due to the nature of the Company's business, any failure by the Company's vendors to complete Year 2000 compliance activities in a timely manner would not likely have a material adverse affect on the Company's financial results.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information, other than quarterly information, required by this item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this report.

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                       (17)

                                   PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 26, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997. Information with respect to executive officers is included in Part I of this report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with
Section 16(a) of the Securities exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 26, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 11: EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 26, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 26, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the information contained under the caption "Certain Transactions" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 26, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

                                       (18)

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

                                                                                           PAGE
(a)(1)    Financial Statements:

          Report of Deloitte & Touche LLP, Independent Auditors                             F-1
          Consolidated Balance Sheets as of December 31, 1997 and 1996                      F-2
          Consolidated Statements of Operations for each of the three years
          in the period ended December 31, 1997                                             F-4
          Consolidated Statements of Shareholders' Equity for each of the
          three years in the period ended December 31, 1997                                 F-5
          Consolidated Statements of Cash Flows for each of the three years
          in the period ended December 31, 1997                                             F-6
          Notes to Consolidated Financial Statements                                        F-8

(a)(2)    Financial Statement Schedule                                                        *
          Independent Auditors' Report                                                       21
          Schedule II - Valuation and Qualifying Accounts                                    22

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)       Index to Exhibits                                                                  23


* All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable,not required or the information called for therein appears in the consolidated financial statements or notes thereto.

                                       (19)

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Educational Insights, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.

                                      EDUCATIONAL INSIGHTS, INC.
                                             (Registrant)


                                        By:   /s/ Jay Cutler
                                           -----------------------------
                                           Jay Cutler, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Educational Insights, Inc. and in the capacities indicated on March 24, 1998.

          Signature                     Title
          ---------                     -----

     /s/  Burton Cutler             Chairman of the Board
-----------------------------
        Burton Cutler


    /s/ Jay Cutler                  President and Chief Executive Officer
-----------------------------
          Jay Cutler


    /s/ G. Reid Calcott             Vice Chairman and Chief Operating and
-----------------------------          Financial Officer (Principal Financial
       G. Reid Calcott                 Officer)




    /s/ Stephen E. Billis           Controller and Secretary
-----------------------------          (Principal Accounting Officer)
      Stephen E. Billis



   /s/ Gerald Bronstein             Director
-----------------------------
       Gerald Bronstein

                                       (20)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Educational Insights, Inc.:

We have audited the accompanying consolidated balance sheets of Educational Insights, Inc. (the "Company") and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Educational Insights, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Los Angeles, California
March 4, 1998

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

----------------------------------------------------------------------------------------------
                                                                     1997             1996
                                                                     ----             ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $   235,000      $ 1,018,000
  Accounts receivable, net of allowance for doubtful
    accounts of $412,000 in 1997 and $373,000 in 1996              10,478,000        9,779,000
  Inventory                                                        12,086,000       12,139,000
  Prepaid expenses and other assets                                   593,000          663,000
  Other receivables                                                   193,000          170,000
  Deferred income taxes                                               750,000          808,000
                                                                  -----------      -----------
    Total current assets                                           24,335,000       24,577,000
                                                                  -----------      -----------
PROPERTY AND EQUIPMENT, Net                                         5,218,000        5,446,000
                                                                  -----------      -----------
OTHER ASSETS:
  Deposits                                                             23,000           23,000
  Other                                                               554,000          858,000
                                                                  -----------      -----------
    Total other assets                                                577,000          881,000
                                                                  -----------      -----------
TOTAL                                                             $30,130,000      $30,904,000
                                                                  -----------      -----------
                                                                  -----------      -----------


See accompanying notes to consolidated financial statements.
                                                                    (Continued)

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

---------------------------------------------------------------------------------------------
                                                                     1997            1996
                                                                     ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                $   121,000    $   110,000
  Line of credit                                                       500,000      1,000,000
  Accounts payable                                                   3,045,000      2,512,000
  Accrued expenses                                                   1,391,000      1,584,000
  Income taxes payable                                                  34,000        440,000
  Deferred income                                                      101,000        257,000
                                                                   -----------    -----------
    Total current liabilities                                        5,192,000      5,903,000
                                                                   -----------    -----------
LONG-TERM DEBT                                                       1,064,000      1,185,000
                                                                   -----------    -----------
DEFERRED INCOME TAXES                                                  355,000        352,000
                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued
  Common stock, no par value; 30,000,000 shares authorized;
    7,040,000 shares issued                                         18,644,000     18,644,000
  Cumulative translation adjustment                                    130,000        140,000
  Retained earnings                                                  4,745,000      4,680,000
                                                                   ------------   -----------
    Total shareholders' equity                                      23,519,000     23,464,000
                                                                   ------------   -----------
TOTAL                                                              $30,130,000    $30,904,000
                                                                   ------------   -----------
                                                                   ------------   -----------

See accompanying notes to consolidated financial statements.
                                                                    (Concluded)

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

----------------------------------------------------------------------------------------------------------------
                                                                        1997           1996           1995
SALES                                                                 $38,442,000    $41,276,000    $39,790,000
COST OF SALES                                                          19,143,000     19,526,000     18,150,000
                                                                      -----------    -----------    -----------
GROSS PROFIT                                                           19,299,000     21,750,000     21,640,000
                                                                      -----------    -----------    -----------

OPERATING EXPENSES:
  Sales and marketing                                                   7,770,000      8,216,000      9,242,000
  Warehousing and distribution                                          3,327,000      3,321,000      3,994,000
  Research and development                                              4,328,000      5,289,000      5,166,000
  General and administrative                                            3,640,000      3,809,000      3,830,000
                                                                      -----------    -----------    -----------
    Total operating expenses                                           19,065,000     20,635,000     22,232,000
                                                                      -----------    -----------    -----------
OPERATING INCOME  (LOSS)                                                  234,000      1,115,000       (592,000)
                                                                      -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                       (273,000)      (304,000)      (159,000)
  Interest income                                                          66,000         71,000        138,000
  Other income, net                                                       135,000        431,000        346,000
                                                                      -----------    -----------    -----------
    Total other income (expense)                                          (72,000)       198,000        325,000
                                                                      -----------    -----------    -----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES                                                     162,000      1,313,000       (267,000)
PROVISION (BENEFIT) FOR INCOME TAXES                                       97,000        484,000        (95,000)
                                                                      -----------    -----------    -----------

NET INCOME  (LOSS)                                                    $    65,000    $   829,000    $  (172,000)
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------


NET INCOME (LOSS) PER SHARE - Basic and Diluted                       $     0.01     $      0.12    $     (0.02)
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                             7,040,000       7,040,000      7,040,000
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED                                           7,082,000       7,042,000      7,040,000
                                                                      -----------    -----------    -----------
                                                                      -----------    -----------    -----------

See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

--------------------------------------------------------------------------------------------------------------
                                                               CUMULATIVE
                                                  COMMON       TRANSLATION        RETAINED
                                                  STOCK         ADJUSTMENT        EARNINGS            TOTAL
                                                -----------    ------------    -------------       -----------
BALANCE, DECEMBER 31, 1994                      $18,644,000    $ 65,000        $ 4,119,000         $22,828,000
  Translation adjustment                                         24,000                                 24,000
  Distributions to shareholders                                                    (96,000)            (96,000)
  Net loss                                                                        (172,000)           (172,000)
                                                -----------    --------        -----------        ------------
BALANCE, DECEMBER 31, 1995                       18,644,000      89,000          3,851,000          22,584,000
  Translation adjustment                                         51,000                                 51,000
  Net Income                                                                       829,000             829,000
                                                -----------    --------        -----------        ------------
BALANCE, DECEMBER 31, 1996                       18,644,000     140,000          4,680,000          23,464,000
  Translation adjustment                                        (10,000)                               (10,000)
  Net income                                                                        65,000              65,000
                                                -----------    --------        -----------        ------------
BALANCE, DECEMBER 31, 1997                      $18,644,000    $130,000         $4,745,000         $23,519,000
                                                -----------    --------        -----------        ------------
                                                -----------    --------        -----------        ------------

See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

---------------------------------------------------------------------------------------------------------------------------
                                                                            1997               1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $    65,000         $   829,000         $  (172,000)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for doubtful accounts and sales returns                      110,000             133,000             191,000
    Provision for inventory obsolescence                                    24,000            (240,000)           (129,000)
    Deferred income taxes                                                   61,000             (31,000)            330,000
    Depreciation and amortization                                        1,018,000             903,000             794,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (860,000)           (317,000)          1,469,000
      Inventory                                                            (78,000)         (1,493,000)         (2,256,000)
      Prepaid expenses and other current assets                             70,000            (224,000)           (147,000)
      Other receivables                                                    (30,000)           (139,000)             (6,000)
      Other assets                                                         286,000            (506,000)            484,000
      Accounts payable                                                     712,000            (202,000)            569,000
      Accrued expenses                                                    (193,000)             87,000            (868,000)
      Deferred income                                                     (156,000)            257,000
      Income taxes payable / receivable                                   (403,000)          1,157,000          (1,474,000)
                                                                       -----------         -----------         -----------
      Net cash provided by (used in) operating activities                  626,000             214,000          (1,215,000)
                                                                       -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (790,000)           (505,000)         (3,930,000)
                                                                       -----------         -----------         -----------
    Net cash used in investing activities                                 (790,000)           (505,000)         (3,930,000)
                                                                       -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayment of) line of credit                         (500,000)          1,000,000
  Proceeds from long-term debt                                                                                   1,480,000
  Repayment of long-term debt                                             (110,000)            (99,000)            (86,000)
  Cash distributions to shareholders                                                                              (353,000)
                                                                       -----------         -----------         -----------
    Net cash (used in) provided by financing activities                   (610,000)            901,000           1,041,000
                                                                       -----------         -----------         -----------
  Effect of exchange rate changes on cash                                   (9,000)             30,000              (2,000)
                                                                       -----------         -----------         -----------

See accompanying notes to consolidated financial statements.
                                                                    (Continued)

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

---------------------------------------------------------------------------------------------------------------------------
                                                                            1997               1996                1995
NET INCREASE (DECREASE) IN CASH                                        $  (783,000)        $   640,000         $(4,106,000)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                      1,018,000             378,000           4,484,000
                                                                       -----------         -----------         -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   235,000         $ 1,018,000         $   378,000
                                                                       -----------         -----------         -----------
                                                                       -----------         -----------         -----------




SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                           $   281,000         $   288,000         $   218,000
    Income taxes                                                       $   349,000                             $ 1,049,000
  Cash received during the year from income taxes                                          $   672,000
  Non Cash Investing Activities:
    Disposal of leasehold improvements with
      no book value                                                                                            $   266,000

See accompanying notes to consolidated financial statements.
                                                                    (Concluded)

EDUCATIONAL INSIGHTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - Educational Insights, Inc. (the "Company") designs, develops and markets educational materials intended for use in both homes and schools. The Company sells its products to school districts, independent toy dealers, and mass merchandisers principally located throughout the United States and Canada.

     CONSOLIDATION POLICY - The consolidated financial statements include the accounts of Educational Insights, Inc. and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Company's policy is to maintain its uninvested cash at minimum levels. All highly liquid instruments purchased with a maturity of three months or less are classified as cash equivalents.

     ACCOUNTS RECEIVABLE - Accounts receivable are principally from school supply distributors, specialty retail stores, toy superstores, and individuals. Certain of the Company's customers participate in an account receivable dating program where payment is delayed for up to 120 days. The Company performs ongoing credit evaluations of its customers and maintains reserves which estimate the potential for doubtful accounts and future product returns. Allowance for sales returns approximated $200,000 and $75,000 at December 31, 1997 and 1996, respectively. Such reserves have been included in the allowance for doubtful accounts.

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

       Building and improvements                39 years
       Furniture, fixtures and equipment         5 years
       Molds, tools and dies                     3 years
       Leasehold improvements                    5 years

     REVENUE RECOGNITION - The Company recognizes revenue from product sales at the time of shipment. The Company also has license and royalty agreements with international manufacturers to license certain products. The agreements typically provide for continuing royalties based on unit sales by the licensee. Royalties are recognized when reported by the licensee. Royalties received in advance are deferred until shipments are reported by licensees. License fees and royalty revenues earned during 1997, 1996 and 1995, which are included in other income in the accompanying consolidated statements of income, were $293,000, $267,000, and $346,000, respectively.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs related to the designing, developing and testing of new educational products are charged to expense as incurred.

     INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted rates.

     OTHER INCOME, NET - Other income is presented in the accompanying consolidated statements of income net of other expenses of $110,000, $169,000 and $175,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, and a debt instrument. The book values of all financial instruments, other than the debt instrument, are representative of their fair values due to short-term maturity. The book value of the Company's debt instrument is not materially different from its fair value because the interest rate of this instrument approximates the current rates offered to the Company.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

     FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts at the average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiary is included in a separate component of shareholders' equity. Foreign exchange losses for the year ended December 31, 1997 were $96,000 of which $45,000 were recorded by the Company's foreign subsidiary. Foreign exchange gains for the year ended December 31, 1996 were $208,000 of which $193,000 were recorded by the Company's foreign subsidiary. Said gains were abnormally high due to the significant strength experienced by the Pound Sterling during the fourth quarter of 1996. Foreign exchange gains (losses) were not material in the year ended December 31, 1995.

     NET INCOME PER SHARE - In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated, where appropriate, to conform to the SFAS No. 128 requirements.

     STOCK OPTION PLAN - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. Had the Company elected to measure compensation cost based on the fair value of stock options awarded in 1997, 1996 and 1995, the net income and net income per share - basic and diluted would have been $1,000 and $0.0, respectively, for the year ended December 31, 1997, the net income and net income per share - basic and diluted would have been $655,000 and $0.09, respectively, for the year ended December 31, 1996 and net loss and net loss per share - basic and diluted would have been $295,000 and $0.04, respectively, for the year ended December 31, 1995. Vested and non-vested stock options repriced during 1997 were assumed to be valued using the Black-Scholes model using a remaining expected life of 2 years and 4 years, respectively, a risk-free interest rate of 6.15% and 6.32%, respectively, expected volatility of 78% and expected dividends of zero. Stock options issued during 1996 and 1995 were assumed to be valued using the Black-Scholes model using a risk-free interest rate of 6.2% and 5.4%, respectively, expected life of 60 months, expected volatility of 68% and 69%, respectively, and expected dividends of zero. However, because options vest over several years and grants prior to 1995 are excluded from these calculations, these amounts may not be representative of the impact on future years earnings, assuming grants are made in those years.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 amounts to conform with the current year's presentation.

2. PROPERTY AND EQUIPMENT

     The following are the components of property and equipment:

                                                               1997           1996
     Land                                                   $  676,000     $  676,000
     Building and improvements                               2,066,000      2,047,000
     Machinery and equipment                                   905,000        899,000
     Office furniture and fixtures                           2,491,000      2,086,000
     Vehicles                                                   22,000         22,000
     Molds, tools and dies                                   3,430,000      3,126,000
     Leasehold improvements                                    236,000        233,000
                                                            ----------    -----------
     Total                                                   9,826,000      9,089,000
     Less accumulated depreciation and amortization          4,608,000      3,643,000
                                                            ----------    -----------
     Property and equipment - net                           $5,218,000     $5,446,000
                                                            ----------    -----------
                                                            ----------    -----------

3.   LINE OF CREDIT

     The Company has a revolving line of credit agreement with a bank that is collateralized by substantially all of the Company's assets. Under the credit facility, the Company may borrow up to $8,000,000. Advances bear interest at the Bank's reference rate (8.50% at December 31, 1997) or
     1.65 % above the London Interbank Offer Rate (at the Company's option). The line of credit agreement expires June 8, 1998. The agreement requires the maintenance of certain financial ratios, annual pre-tax income amounts and tangible net worth amounts, and provides for various restrictions, including limitations on capital expenditures and additional indebtedness.

     Outstanding letters of credit, primarily related to imports from off-shore manufacturers, amounted to $195,000 at December 31, 1997.

4.   LONG-TERM DEBT

     Long-term debt represents a note payable bearing interest at 10% which matures in 2005, payable in equal monthly installments and collateralized by land and building. Scheduled principal payments of long-term debt are $121,000 in 1998, $134,000 in 1999, $148,000 in 2000,
     $165,000 in 2001, $182,000 in 2002 and $435,000 thereafter.

5.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                                                   YEAR  ENDED DECEMBER 31,

                                             1997           1996          1995

          Federal
            Current                        $ (3,000)      $469,000      $(425,000)
            Deferred                         74,000        (27,000)       342,000
                                           --------       --------      ---------
                                             71,000        442,000        (83,000)
                                           --------       --------      ---------
          State
            Current                           8,000         46,000
            Deferred                         (3,000)        (4,000)       (12,000)
                                           --------       --------      ---------
                                              5,000         42,000        (12,000)
                                           --------       --------      ---------
          Foreign
            Current                          21,000
             Deferred                             0
                                           --------
                                             21,000
                                           --------
                                            $97,000       $484,000      $ (95,000)
                                           --------       --------      ---------
                                           --------       --------      ---------

     Deferred taxes arise from the recognition of certain items of revenue and expense for tax purposes in years different from those in which they are recognized in the financial statements. The major components of deferred tax assets and liabilities are as follows:

                                                       1997           1996

          Inventory allowances                       $244,000       $ 254,000
          Inventory capitalization                    172,000         118,000
          Accounts receivable allowance               174,000         159,000
          State taxes                                  55,000          58,000
          Vacation accrual                             90,000          84,000
          Other accrued liabilities                    16,000         101,000
          Prepaid expenses                           (74,000)         (66,000)
          Foreign tax credit                           33,000               0
          Deferred revenue                             40,000         100,000
                                                     --------       ---------
          Deferred tax assets                        $750,000       $ 808,000
                                                     --------       ---------
                                                     --------       ---------
          Deferred tax liability - depreciation      $355,000       $(352,000)
                                                     --------       ---------
                                                     --------       ---------

     A reconciliation of income tax expense (benefit) to the federal statutory rate follows;

                                                         YEAR  ENDED DECEMBER 31,

                                                       1996       1996        1995

          Federal income tax at the statutory rate   $74,000    $446,000    $(91,000)
          State taxes, net of federal benefit          2,000      33,000      (8,000)
          Foreign taxes and other                     21,000       5,000       4,000
                                                     -------    --------    --------
                                                     $97,000    $484,000    $(95,000)
                                                     -------    --------    --------
                                                     -------    --------    --------

6.   RELATED PARTY TRANSACTIONS

     The Company's warehouse facility is leased from a significant shareholder for a term expiring April 2002. In addition to the base rent, the Company is responsible for property taxes, insurance and maintenance of the buildings. Until September 1995, the Company leased its principal office facility from the majority shareholder. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $317,000, $320,000 and
     $462,000, respectively, of which $304,000, $304,000 and $428,000, respectively, resulted from leases with related parties.

     Future minimum cash lease payments under non-cancelable operating leases as of December 31, 1997 are as follows:

          YEAR ENDING DECEMBER 31,
                  1998                              $  304,000
                  1999                                 276,000
                  2000                                 262,000
                  2001                                 262,000
                  2002                                  91,000
                                                    ----------
                                                    $1,195,000
                                                    ----------

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

     A family member of a shareholder receives royalties from the Company based on sales of electronic products that were developed with the family member's assistance. Under the terms of the royalty agreement, as amended, the family member was guaranteed to receive royalties of $150,000 for the year ended December 31, 1995 (see Note
     10). Thereafter, the family member is to receive royalties equal to 1% of net sales of certain products up to a maximum of $150,000 per year. The agreement expires on December 31, 2010. Royalty expense under this agreement for the years ended December 31, 1997, 1996 and 1995 was $71,000, $88,000 and $150,000, respectively. In addition, this family member provides certain consulting services relating to the Company's new product development activities. Compensation expense for said services amounted to $50,000 in each of the years ended December 31, 1997 and 1996. There was no such compensation for the year ended December 31, 1995.

     During 1996, the Company's subsidiary entered into a loan agreement with a company that is owned by the general manager of said subsidiary. The loan is collateralized by accounts receivable and bears interest at the rate of 8%. The outstanding balance at December 31, 1997 and 1996 of $309,000 and $277,000, respectively is included in other assets in the accompanying consolidated balance sheet.

7.   PROFIT SHARING PLANS

     The Company has a noncontributory profit sharing plan covering substantially all of its employees who are eligible to participate after one year of service. There was no contribution expense in 1997 or 1995. Contribution expense for the year ended December 31, 1996, was $50,000. The 1996 amount is included in accrued expenses in the accompanying consolidated balance sheet. Participants vest in the Company's contributions over a period of six years.

     The Company has a salary savings and profit sharing plan which is available to all employees (the "Plan"). The Plan provides that all employees become eligible to participate after one year of service. Participants may elect to contribute up to 15% of their salary to the Plan. The Company is required to make a matching contribution equal to a minimum of 25% of each employee's contribution up to 4% of each employee's salary. The Company's contributions to this Plan for the years ended December 31, 1997, 1996, and 1995 were $42,000, $44,000, $40,000, respectively. All participants vest 100% in Company contributions each December 31.

8.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                   1997           1996            1995
                                                                   ----           ----            ----
      Numerator for basic earnings (loss) per share--
        income available to common stockholders:

        Net income (loss)                                        $   65,000      $  829,000     $ (172,000)
                                                                 ----------      ----------     ----------
      Denominator for basic earnings per share--
        weighted-average shares outstanding:                      7,040,000       7,040,000      7,040,000

        Effect of dilutive securities:
          Stock options                                              42,000           2,000              0
                                                                 ----------      ----------     ----------
        Denominator for diluted earnings per share--
            adjusted  weighted-average shares and
            assumed conversions                                   7,082,000       7,042,000      7,040,000
                                                                 ----------      ----------     ----------
                                                                 ----------      ----------     ----------
            Basic earnings per share                              $    0.01      $     0.12         $(0.02)
                                                                  ----------      ----------     ----------
                                                                 ----------      ----------     ----------
            Diluted earnings per share                            $    0.01      $     0.12         $(0.02)
                                                                 ----------      ----------     ----------
                                                                 ----------      ----------     ----------

9.   EMPLOYEE STOCK AWARDS PLAN

     The Company has reserved 600,000 shares of common stock for issuance pursuant to an employee Stock Awards Plan (the "Plan"). Under the Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. The options are exerciseable in annual one-third increments beginning two years from the date of grant, and expire ten years from the date of grant. On June 6, 1997 all outstanding options granted prior to that date were repriced to an excise price of $1.75 per share which equaled the market price on said date. On December 22, 1995 all outstanding options granted prior to that date were repriced to an exercise price of $3.31 per share which equaled the market price on said date.

     A summary of the status of the Company's Stock Awards Plan as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                     1997                       1996                      1995
                                                     ----                       ----                      ----
                                                            Weighted                   Weighted                  Weighted
                                                             Average                    Average                   Average
                                                            Exercise                   Exercise                  Exercise
                                               Shares          Price      Shares          Price     Shares          Price
                                               ------       --------      ------       --------     ------       --------
     Outstanding at January 1                 276,910        $2.98       253,680         $3.31      248,620         $6.88
     Granted                                                              63,500          1.87       12,500          3.31
     Canceled                                 276,910         2.98        40,270          3.31      248,620          6.88
     Repriced                                 276,910         1.75                                  241,180          3.31
                                              -------        -----       -------         -----      -------         -----
     Outstanding at December 31               276,910         1.75       276,910          2.98      253,680          3.31
                                              -------        -----       -------         -----      -------         -----
                                              -------        -----       -------         -----      -------         -----

     Options exerciseable at year-end         193,910                    122,773                    60,060

     Weighted average fair value
       of options granted during
       the year                                 $0.95                      $1.16                     $2.04

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                Options Outstanding                Options Exerciseable
                                                      --------------------------------------   ---------------------------
                                                                    Weighted
                                                                     Average        Weighted                      Weighted
                                                        Number      Remaining       Average      Number           Average
       Range of                                      Outstanding    Contractual     Exercise   Exerciseable       Exercise
     Exercise Prices                                 at 12/31/97       Life          Price     at 12/31/97         Price
     ---------------                                 -----------    -----------     --------   ------------       --------
         1.75                                           276,910         6.9           1.75       193,160            1.75


10.  ROYALTY LICENSE AGREEMENTS

     Under the terms of various license agreements, the Company is obligated to pay the licensors royalties equal to specified percentages of the sales of the Company's products subject to the license agreements. Certain license agreements require the Company to pay an advance against future royalties which would be due based on a units sold basis. Such advances have been included in other assets in the accompanying consolidated balance sheets and amounted to approximately $160,000 at December 31, 1997 and $350,000 at December 31, 1996.


                                  *********

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Educational Insights, Inc.:

We have audited the consolidated financial statements of Educational Insights, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 4, 1998; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 4, 1998


                                      (21)

                                                                SCHEDULE II

                          EDUCATIONAL INSIGHTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   THREE YEAR PERIOD ENDED DECEMBER 31, 1997

                                                                      BALANCE AT          ADDITIONS      DEDUCTIONS     BALANCES
                                                                     BEGINNING OF         CHARGED TO        FROM        AT END OF
                                                                         YEAR             OPERATIONS      RESERVES        YEAR
                                                                     ------------         ----------     ----------     ----------
Allowances for doubtful accounts year ended:
    December 31, 1995  . . . . . . . . . . . . . . . . . . . . .        274,000            191,000         146,000       319,000
    December 31, 1996  . . . . . . . . . . . . . . . . . . . . .        319,000            133,000         154,000       298,000
    December 31, 1997  . . . . . . . . . . . . . . . . . . . . .        298,000                             86,000       212,000
Reserve for sales returns year ended:
    December 31, 1995  . . . . . . . . . . . . . . . . . . . . .        100,000                 --          25,000        75,000
    December 31, 1996  . . . . . . . . . . . . . . . . . . . . .         75,000                 --              --        75,000
    December 31, 1997  . . . . . . . . . . . . . . . . . . . . .         75,000            125,000              --       200,000
Reserve for inventory obsolescence year ended:
    December 31, 1995  . . . . . . . . . . . . . . . . . . . . .      1,004,000                 --         129,000       875,000
    December 31, 1996  . . . . . . . . . . . . . . . . . . . . .        875,000                 --         240,000       635,000
    December 31, 1997  . . . . . . . . . . . . . . . . . . . . .        635,000            282,000         306,000       611,000


                                      (22)

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
10.15         First Amendment to Amended and Restated Loan and Security Agreement,
              dated December 15, 1994 between the Company and Union Bank for financing the purchase of Carson, California facility  (2)
10.16         Second Amendment to Amended and Restated Loan and Security Agreement,
              dated August 29, 1994 to delete accounts receivable borrowing base limitation
10.17         Amended and Restated Loan Agreement dated May 27, 1997 between the
              Company and Union Bank of California (3)
10.18         First Amendment to Amended and Restated Loan Agreement dated December
              29, 1997 between the Company and Union Bank of California to provide security interest in all inventory and to reduce minimum
              profitability requirement.
16            Letter Re  Change in Certifying Accountant  (1)
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

(3) Incorporated by reference to the exhibit to Form 10-Q for the quarterly period ended June 30, 1997.


                                      (23)