Form 10-Q
period 1998-03-31
EDUCATIONAL INSIGHTS INC
filed 1998-05-13
CIK 919570

                                 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC

                           -----------------------------



                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended March 31,1998

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

As of May 6, 1998  there were 7,040,000 shares of common stock outstanding.

Total number of sequential pages: 19            Exhibit Index is on page 10


                                        Page 1 of 19 sequentially numbered pages

PART I.  ITEM 1.    FINANCIAL STATEMENTS

                            EDUCATIONAL INSIGHTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share amounts)
        (Unaudited, except for December 31, 1997 balance sheet information)

                                    ASSETS


                                                                      March 31,    December 31,
                                                                        1998           1997
                                                                      --------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                           $   295      $     235
  Accounts receivable, less allowance for doubtful
    accounts of $375 in 1998 and $412 in 1997                           6,338         10,478
  Inventory                                                            13,374         12,086
  Income taxes receivable                                                 495
  Other receivables                                                       191            193
  Prepaid expenses and other current assets                               991            593
  Deferred income taxes                                                   750            750
                                                                      --------     -----------
      Total current assets                                             22,434         24,335
                                                                      --------     -----------
PROPERTY AND EQUIPMENT, Net                                             5,331          5,218
                                                                      --------     -----------
OTHER ASSETS                                                              659            577
                                                                      --------     -----------
TOTAL                                                                 $28,424      $  30,130
                                                                      --------     -----------
                                                                      --------     -----------
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt                                   $   121      $     121
  Line of credit                                                                         500
  Accounts payable                                                      2,741          3,045
  Accrued expenses                                                      1,318          1,391
  Income taxes payable                                                     14             34
  Deferred Income                                                          99            101
                                                                      --------     -----------
      Total current liabilities                                         4,293          5,192
                                                                      --------     -----------
LONG-TERM DEBT                                                          1,034          1,064
                                                                      --------     -----------
DEFERRED INCOME TAXES                                                     355            355
                                                                      --------     -----------
SHAREHOLDERS' EQUITY
  Preferred stock, no par value; 10,000,000 shares authorized;
    no shares issued
  Common stock, no par value; 30,000,000 shares authorized;
  7,040,000 shares issued in 1998 and 1997                             18,644         18,644
  Accumulated other comprehensive income - foreign currency
    translation adjustments                                               136            130
  Retained earnings                                                     3,962          4,745
                                                                      --------     -----------
       Total shareholders' equity                                      22,742         23,519
                                                                      --------     -----------
TOTAL                                                                 $28,424      $  30,130
                                                                      --------     -----------
                                                                      --------     -----------


          See accompanying notes to consolidated financial statements.


                                        Page 2 of 19 sequentially numbered pages

                            EDUCATIONAL INSIGHTS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                           1998           1997
                                                          ------         ------
SALES                                                     $5,922         $6,347
COST OF SALES                                              2,942          3,056
                                                          ------         ------
GROSS PROFIT                                               2,980          3,291
                                                          ------         ------
OPERATING EXPENSES:
  Sales and marketing                                      1,438          1,523
  Warehousing and distribution                               851            908
  Research and development                                 1,112          1,136
  General and administrative                                 904            942
                                                          ------         ------
    Total operating expenses                               4,305          4,509
                                                          ------         ------
OPERATING LOSS                                            (1,325)        (1,218)
                                                          ------         ------
OTHER INCOME (EXPENSE):
  Interest expense                                           (36)           (36)
  Interest income                                              6             16
  Other income, net                                           80             32
                                                          ------         ------
    Total other income (expense)                              50             12
                                                          ------         ------
LOSS BEFORE BENEFIT
  FOR INCOME TAXES                                        (1,275)        (1,206)
BENEFIT FOR INCOME TAXES                                    (492)          (460)
                                                          ------         ------
NET LOSS                                                    (783)          (746)
                                                          ------         ------
OTHER COMPREHENSIVE INCOME -
  Foreign currency translation adjustments
  (Net of tax of $4 in 1998 and $(8) in 1997)                  6            (13)
                                                          ------         ------
COMPREHENSIVE INCOME                                      $ (777)        $ (759)
                                                          ------         ------
                                                          ------         ------
  Net Income (Loss) Per Share - Basic and Diluted         $(0.11)        $(0.11)
                                                          ------         ------
                                                          ------         ------
Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding - Basic and Diluted                   7,040          7,040
                                                          ------         ------
                                                          ------         ------


            See accompanying notes to consolidated financial statements.


                                        Page 3 of 19 sequentially numbered pages

                         EDUCATIONAL INSIGHTS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (Unaudited)

                                                                Three Months Ended
                                                                    March  31,
                                                               ---------------------
                                                                1998           1997
                                                               ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (783)        $ (746)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Provision for doubtful accounts and sales returns           (37)            30
      Depreciation                                                214            255
      Changes in operating assets and liabilities:
        Accounts receivable                                     4,185          3,743
        Inventory                                              (1,272)          (665)
        Income taxes receivable                                  (495)          (429)
        Other receivables                                           3            (71)
        Prepaid expenses and other current assets                (398)          (287)
        Other assets                                              (79)           (31)
        Accounts payable                                         (328)           815
        Accrued expenses                                          (74)          (350)
        Deferred Income                                            (2)           (73)
        Income Taxes Payable                                      (20)          (437)
                                                               ------         ------
          Net cash provided by operating activities               914          1,754
                                                               ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (327)          (332)
                                                               ------         ------
          Net cash used in investing activities                  (327)          (332)
                                                               ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in line of credit                                 (500)        (1,000)
  Repayments of long-term debt                                    (30)           (27)
                                                               ------         ------
          Net cash used in financing activities                  (530)        (1,027)
                                                               ------         ------
Effect of exchange rate changes on cash                             3             (9)
                                                               ------         ------
NET DECREASE IN CASH                                               60            386
CASH, BEGINNING OF PERIOD                                         235          1,018
                                                               ------         ------
CASH, END OF PERIOD                                            $  295         $1,404
                                                               ------         ------
                                                               ------         ------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                    $46            $54
      Income taxes paid                                           $16           $409


          See accompanying notes to consolidated financial statements.


                                        Page 4 of 19 sequentially numbered pages

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

The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1997.
The Company's fiscal year ends December 31. The results of operations for the period ended March 31, 1998, are not indicative of the results that might be expected for the full fiscal year.

2.  INVENTORY

Inventory consists principally of finished goods held for sale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.  NEW ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which is effective for period beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income by their nature in the financial statements. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required.


                                        Page 5 of 19 sequentially numbered pages

PART I. ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I -Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of operations for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

     Consolidated sales were $5,922,000 for the first quarter ended March 31, 1998, a decrease of 6.7% or $425,000 compared to the same period in 1997.
Net loss was $783,000 or $0.11 per share compared with a net loss of $746,000 or $0.11 per share for the same period in 1997. The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters, This seasonal pattern is primarily due to the increased demand for the Company's products during the "Back-to-school" and year-end holiday selling seasons. The Company typically experiences losses during the first quarter. The loss in the first quarter of 1998 was in line with the Company's internal projections.

     SALES

     Sales decreased by 6.7% or $425,000 to $5,922,000 in the quarter ended March 31, 1998 from $6,347,000 in the quarter ended March 31, 1997. The decrease occurred primarily in the Company's specialty toy business where there were decreases in purchases by seven of the Company's larger customers.
 The Company believes these decreases were the result of delays in the placing of orders by these larger customers and the fact that the Company made no major product introductions that significantly impacted the first quarter of 1998 while in 1997 its GeoSafari Talking Globe, which was introduced in late 1996, was continuing to produce carryover sales in the first quarter of 1997. Overall, sales in the Company's other businesses remained essentially unchanged with sales in the Company's school supply, mass market and private label business increasing slightly while sales in the International and direct businesses declined slightly.

     GROSS PROFIT

     Gross profit margin as a percentage of sales decreased to 50.3% for the quarter ended March 31, 1998 from 51.9% for the same period in 1997. This decrease resulted primarily from a continuing increase in the in the proportion of ExploraToy sales which are at margins lower than those experienced in the Company's core markets and the result of a one-time adjustment that resulted in relatively higher costs of goods sold in 1998 compared to 1997 in the Company's ExploraToy division. The Company does not anticipate a significant change in gross profit margin from that experienced in the first quarter of 1998.

     SALES AND MARKETING EXPENSE

     Sales and marketing expense decreased $85,000 to $1,438,000 from $1,523,000 for the same period in 1997. When expressed as a percentage of sales, sales and marketing expense increased slightly to 24.3% from 24.0% as a result of the decrease in sales volume. Because of the seasonal nature of the Company's business, sales and marketing expense when expressed as a percentage of sales are normally higher during the first two quarters of the year than they are in the last two quarters of the year. The Company expects sales and marketing expense when expressed as a percentage of sales to decrease in the latter half of the year.

     WAREHOUSING AND DISTRIBUTION EXPENSE

     Warehousing and distribution expense decreased $57,000 to $851,000 from $908,000 for the same period in 1997. Warehousing and distribution expense remained essentially unchanged as a percentage of sales at 14.4%. The Company believes that warehousing and distribution expense expressed as a percentage of sales will decrease in conjunction with the seasonal increase in sales during the last half of 1998.

     RESEARCH AND DEVELOPMENT EXPENSE

     In absolute dollars, research and development expense remained essentially unchanged at $1,112,000 for the quarter ended March 31, 1998 compared to $1,136,000 for the same period in 1997. When expressed as a percentage of sales, research and development expense increased to 18.8% from 17.9% as a result of the decrease in sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense remained essentially unchanged at $904,000 for the quarter ended March 31, 1998 compared to $942,000 for the same period in 1997. When expressed as a percentage of sales, general and administrative expense increased to 15.3% from 14.8% as a result of the decrease in sales volume.

     INTEREST EXPENSE

     Interest expense remained unchanged at $36,000 for the first quarter of 1998.


                                        Page 6 of 19 sequentially numbered pages

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for the historical information contained herein, this Report contains forward-looking statements which involve a number of risks and uncertainties, including but not limited to continued successful development and acceptance of new products, dependence on education funding by Federal, State and local governments, dependence on key development and marketing personnel, general economic conditions and the risk factors listed from time-to-time in the Company's filings with the Securities and Exchange Commission.

     LIQUIDITY & CAPITAL RESOURCES

     In recent years, the Company's working capital needs have been met through funds generated from operations and from the Company's revolving line of credit. The Company's principal need for working capital has been to meet peak inventory and accounts receivable requirements associated with its seasonal sales patterns. The Company increases inventory levels during the spring and summer months in anticipation of increasing shipments in the summer and fall. Accounts receivable have historically increased during the summer and fall because of the Company's use of "dating" programs wherein sales are made to the Company's customers for which payment is deferred for one to three months based on the size of the sales orders. Due to these sales patterns, the largest customer orders are shipped during the summer and fall, hence increasing accounts receivable balances during the third and fourth quarters.

     During the quarter ended March 31,1998, the Company's source of funds was net cash provided by operating activities, primarily from the collection of outstanding accounts receivable.

     The principal uses of cash during the period ended March 31, 1998 were the funding of operating losses (net of depreciation) of $569,000, an increase in inventory of $1,272,000, an increase in prepaid expenses of $398,000 and an increase in taxes receivable of $495,000 and repayment of outstanding borrowings under the Company's revolving line of credit of $500,000. Capital spending of $327,000 during the quarter was primarily for tooling relating to new products and for the purchase of a show exhibit booth.

     The Company currently has a revolving line of credit with a bank which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 8, 1998, the Company may borrow up to $8 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At March 31, 1998, the Company had no outstanding borrowings against this line of credit.

     The Company believes that borrowings available under the revolving line of credit, if and when renewed, and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.


                                        Page 7 of 19 sequentially numbered pages

                       PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS
          Directors Stock Option Plan No. 1, and form of Stock Option Agreement

     (b)  REPORTS ON FORM 8-K
          The Company did not file any reports on Form 8-K during the period in question.


                                        Page 8 of 19 sequentially numbered pages

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EDUCATIONAL INSIGHTS, INC.
                                       (Registrant)



Date: May 6, 1998                      By:  /s/ Jay Cutler
                                          ----------------------------------
                                       Jay Cutler
                                       President and Chief Executive Officer


Date: May 6, 1998                      By:  /s/ G. Reid Calcott
                                          ----------------------------------
                                       G. Reid Calcott
                                       Vice Chairman and Chief Financial Officer
                                       (Principal Financial Officer)


                                        Page 9 of 19 sequentially numbered pages

                             INDEX TO EXHIBITS

Exhibit                                                                                 Sequentially
Number            Description                                                           Numbered Page
-------           -----------                                                           -------------
10.19             Directors Stock Option Plan No. 1 and form of Stock Option Agreement        11



                                       Page 10 of 19 sequentially numbered pages