Form 10-Q
period 1998-06-30
EDUCATIONAL INSIGHTS INC
filed 1998-08-11
CIK 919570

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549
                     _________________________________________



                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

As of August 5, 1998 there were 7,040,000 shares of common stock outstanding.


Total number of sequential pages: 10
                                 ----

There are no Exhibits, hence no Index page.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------



                                      Page 1 of 10 sequentially numbered pages

PART I.  ITEM 1.  FINANCIAL STATEMENTS

                          EDUCATIONAL INSIGHTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
     (Unaudited, except for December 31, 1997 balance sheet information)

                                    ASSETS

                                                                June 30,     December 31,
                                                                  1998           1997
                                                                --------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                    $    24          $   235
    Accounts receivable, less allowance for doubtful
      accounts of $443 in 1997 and $375 in 1996                    8,140           10,478
    Inventory                                                     15,968           12,086
    Income taxes receivable                                          677
    Other receivables                                                134              193
    Prepaid expenses and other current assets                        925              593
    Deferred income taxes                                            750              750
                                                                 -------          -------
                   Total current assets                           26,618           24,335
                                                                 -------          -------
PROPERTY AND EQUIPMENT, Net                                        5,212            5,218
                                                                 -------          -------
OTHER ASSETS                                                       1,167              577
                                                                 -------          -------
TOTAL                                                            $32,997          $30,130
                                                                 -------          -------
                                                                 -------          -------
                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                            $   121          $   121
    Line of credit                                                 3,500              500
    Accounts payable                                               4,191            3,045
    Accrued expenses                                               1,350            1,391
    Income taxes payable                                                               34
    Deferred Income                                                   20              101
                                                                 -------          -------
                   Total current liabilities                       9,182            5,192
                                                                 -------          -------
LONG-TERM DEBT                                                     1,004            1,064
                                                                 -------          -------
DEFERRED INCOME TAXES                                                355              355
                                                                 -------          -------
SHAREHOLDERS' EQUITY
    Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued
    Common stock, no par value; 30,000,000 shares
      authorized;
    7,040,000 shares issued in 1998 and 1997                      18,644           18,644
    Cumulative translation adjustment                                134              130
    Retained earnings                                              3,678            4,745
                                                                 -------          -------
                   Total shareholders' equity                     22,456           23,519
                                                                 -------          -------
TOTAL                                                            $32,997          $30,130
                                                                 -------          -------
                                                                 -------          -------

          See accompanying notes to consolidated financial statements.


                                      Page 2 of 10 sequentially numbered pages

                          EDUCATIONAL INSIGHTS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                 (Unaudited)

                                              Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                             -------------------       ---------------------
                                              1998         1997          1998          1997
                                             ------       ------       -------       -------
SALES                                        $8,875       $8,473       $14,797       $14,820
COST OF SALES                                 4,557        4,130         7,499         7,186
                                             ------       ------       -------       -------
GROSS PROFIT                                  4,318        4,343         7,298         7,634
                                             ------       ------       -------       -------
OPERATING EXPENSES:
    Sales and marketing                       1,819        1,668         3,257         3,191
    Warehousing and distribution                798          928         1,649         1,836
    Research and development                  1,138        1,050         2,250         2,186
    General and administrative                  941          926         1,845         1,868
                                             ------       ------       -------       -------
       Total operating expenses               4,696        4,572         9,001         9,081
                                             ------       ------       -------       -------

OPERATING LOSS                                 (378)        (229)       (1,703)       (1,447)
                                             ------       ------       -------       -------

OTHER INCOME (EXPENSE):
    Interest expense                            (73)         (51)         (109)          (87)
    Interest income                               7           21            13            37
    Other income, net                           (19)         112            61           144
                                             ------       ------       -------       -------

       Total other income (expense)             (85)          82           (35)           94
                                             ------       ------       -------       -------

LOSS BEFORE BENEFIT FOR INCOME TAXES           (463)        (147)       (1,738)       (1,353)
BENEFIT FOR INCOME TAXES                       (179)         (64)         (671)         (524)
                                             ------       ------       -------       -------

NET LOSS                                       (284)         (83)       (1,067)         (829)
                                             ------       ------       -------       -------

OTHER COMPREHENSIVE INCOME -
    Foreign currency translation
      adjustments (Net of tax of $(1)
      and $0, $2 and $(6) for the three
      and six month periods ended
      June 30, 1998 and 1997,
      respectively.)                             (2)           1             4           (12)
                                             ------       ------       -------       -------

COMPREHENSIVE INCOME                         $ (286)      $  (82)      $(1,063)      $  (841)
                                             ------       ------       -------       -------
                                             ------       ------       -------       -------

Net Loss Per Share - Basic and Diluted       $(0.04)      $(0.01)      $ (0.15)      $ (0.12)
                                             ------       ------       -------       -------
                                             ------       ------       -------       -------

Weighted Average Number of
    Common and Common Equivalent
    Shares Outstanding - Basic and Diluted    7,040        7,040         7,040         7,040
                                             ------       ------       -------       -------
                                             ------       ------       -------       -------

          See accompanying notes to consolidated financial statements.


                                      Page 3 of 10 sequentially numbered pages

                           EDUCATIONAL INSIGHTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          ------------------
                                                            1998       1997
                                                          -------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(1,067)    $ (829)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Provision for doubtful accounts and sales returns         112         59
    Provision for inventory obsolescence                     (241)
    Depreciation                                              531        519
    Changes in operating assets and liabilities:
      Accounts receivable                                   2,234      1,850
      Inventory                                            (3,628)    (1,328)
      Income taxes receivable                                (690)      (493)
      Other receivables                                        60        (99)
      Prepaid expenses and other current assets              (331)      (313)
      Other assets                                           (587)       106
      Accounts payable                                      1,125        623
      Accrued expenses                                        (41)      (286)
      Income taxes payable                                    (21)      (437)
      Deferred Income                                         (82)       (82)
                                                          -------     ------
        Net cash used in operating activities              (2,626)      (710)
                                                          -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (526)      (505)
                                                          -------     ------
        Net cash used in investing activities                (526)      (505)
                                                          -------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase / decrease in line of credit                 3,000        700
  Repayments of long-term debt                                (59)       (54)
                                                          -------     ------
        Net cash provided by financing activities           2,941        646
                                                          -------     ------

Effect of exchange rate changes on cash                                   (8)
                                                          -------     ------

NET DECREASE IN CASH                                         (211)      (577)
CASH, BEGINNING OF PERIOD                                     235      1,018
                                                          -------     ------
CASH, END OF PERIOD                                       $    24     $  441
                                                          -------     ------
                                                          -------     ------

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                                $98        $96
      Income taxes paid                                       $43       $409

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

The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1997. The Company's fiscal year ends December 31. The results of operations for the period ended June 30, 1998, are not indicative of the results that might be expected for the full fiscal year.

2.  INVENTORY

Inventory consists principally of finished goods held for sale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.  NEW ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which is effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income by their nature in the financial statements. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required.


                                      Page 5 of 10 sequentially numbered pages

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997.

     The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year end holiday selling seasons.

     SALES.

     Sales increased by 4.7% or $402,000 to $8,875,000 in the quarter ended June 30, 1998, from $8,473,000 in the quarter ended June 30, 1997. Sales increased in the mass market and private label sectors of the Company's business. This increase was partially offset by sales decreases in the independent toy and school supply businesses.

     Sales remained essentially unchanged at $14,797,000 for the six month period ended June 30, 1998 compared to $14,820,000 for the six months ended June 30, 1997.

     GROSS PROFIT.

     Gross profit margin as a percentage of sales decreased 2.6% to 48.7% for the quarter ended June 30, 1998 compared to 51.3% for the same period in 1997.

     Gross profit margin decreased to 49.3% for the six month period ended June 30, 1998 from 51.5% for the six month period ended June 30, 1997. The decrease on both a quarterly and year-to-date basis resulted primarily from a continuing increase in the proportion of ExploraToy and private label sales which are at margins lower than those experienced in the Company's core markets and, for the six month period, the result of one-time adjustments reported at the end of the first quarter.

     SALES AND MARKETING EXPENSE.

     Sales and marketing expense increased 9.1% or $151,000 to $1,819,000 for the quarter ended June 30, 1998 from $1,668,000 for the same period in 1997. The increase was primarily due to increased sales commissions and advertising expense in the Company's mass market business. Sales commissions increased as sales volume increased while advertising expense increases were incurred both in support of the current quarter's sales and sales expected during the third and fourth quarters.

     Sales and marketing expense remained essentially unchanged at $3,257,000 or 22.0% of sales during the first half of 1998 from $3,191,000 or 21.5% of sales during the corresponding period in 1997. Because of the seasonal nature of its business, the Company expects sales and marketing costs expressed as a percentage of sales to decrease during the third and fourth quarters of 1998.

WAREHOUSING AND DISTRIBUTION EXPENSE.

     Warehousing and distribution expense for the quarter ended June 30, 1998 decreased 14.0% or $130,000 to $798,000 compared to $928,000 for the same period of 1997.

     Warehousing and distribution expense decreased 10.2% or $187,000 to $1,649,000 for the six month period ended June 30, 1998 compared to $1,836,000 or 12.4% of sales for the corresponding period of 1997. The decreases in warehousing costs for both the quarterly and six month periods were due in part to increased efficiency resulting from the Company's implementation of more modern, automated warehousing management systems.


                                      Page 6 of 10 sequentially numbered pages

     GENERAL AND ADMINISTRATIVE EXPENSE.

     General and administrative expense for both the quarter ended June 30, 1998 and the six month period ended June 30, 1998 remained essentially unchanged compared to the same periods in 1997.

     Quarterly general and administrative expense was $941,000 in 1998 compared to $926,000 in 1997 while general administrative expense for the six month period ended June 30, 1998 was $1,845,000 compared to $1,868,000 for the same period in 1997.

     INTEREST EXPENSE

     Interest expense increased 43.1% or $22,000 to $73,000 for the second quarter and increased 25.3% or $22,000 to $109,000 for the six month period ended June 30, 1998. The increase in interest expense is due primarily to an increase in borrowings under the Company's line of credit facility which was used to finance increases in inventory associated with the expected growth of the sales of products in the Company's mass market division.

     OTHER INCOME AND EXPENSE

     Net Other Income/(Expense) increased to an expense of $19,000 for quarter ended June 30, 1998 compared to income of $112,000 for the same period in 1997. The primary reason for the change was foreign exchange losses incurred in connection with the Company's business in the UK and Canada compared to foreign exchange gains in these areas during 1997.

     Other income decreased 57.6% or $83,000 to $61,000 for the six month period ended June 30, 1998 compared to $144,000 for the same period in 1997. The majority of the change occurred in the second quarter for the reason explained above.

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


                                      Page 7 of 10 sequentially numbered pages

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

     During the period ended June 30, 1998, the Company's sources of funds were primarily from the collection of outstanding accounts receivable and the net increase in borrowings under the Company's line of credit.

     The principal uses of cash during the period ended June 30, 1998 were the funding of operating losses net of depreciation of $531,000, an increase in inventory of $3,628,000, and an increase in taxes receivable of $690,000. The increase in other assets of $587,000 was not a use of cash as it was primarily the result of the Company bartering certain inventory (principally excess ExploraToy products) for credit towards the future purchase of various goods and services. The dollar value recorded in other assets relating to this transaction of approximately, $500,000 is the net realizable value of said inventory. This barter arrangement entitles the Company to acquire up to approximately $1,200,000 of goods and services, however, there can be no assurance that the Company will utilize all of said credits.

     The Company currently has a revolving line of credit with a bank which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires September 4, 1998, the Company may borrow up to $8 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At June 30, 1998, the Company had $3,500,000 outstanding against this line of credit.

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


                                      Page 8 of 10 sequentially numbered pages

                            PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 26, 1998 the Company held its Annual Meeting of Shareholders. The selection of Deloitte & Touche LLP as the Company's independent auditors was ratified. 6,326,485 shares were voted in favor of ratification. 5,575 shares were voted against ratification and 4,200 shares abstained.

     Shareholders elected the incumbents as Directors with the nominees receiving the votes indicated below:

     Votes For                Votes For
     ----------------         ---------
     Burt Cutler              6,274,580
     Jay Cutler               6,279,580
     Courtney V. Moe          6,274,580
     Gerald Bronstein         6,279,580
     G. Reid Calcott          6,279,580

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS
          None.

     (b)  REPORTS ON FORM 8-K
          The Company did not file any reports on Form 8-K during the period in question.


                                      Page 9 of 10 sequentially numbered pages

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EDUCATIONAL INSIGHTS, INC.
                              (Registrant)


Date      8/4/98              By: /s/ Jay Cutler
                                  -------------------------------------
                              Jay Cutler
                              President and Chief Executive Officer

Date      8/4/98              By: /s/ G. Reid Calcott
                                  -------------------------------------
                              G. Reid Calcott
                              Vice Chairman and Chief Financial Officer
                              (Principal Financial Officer)


                                     Page 10 of 10 sequentially numbered pages