Form 10-Q
period 1998-09-30
EDUCATIONAL INSIGHTS INC
filed 1998-11-13
CIK 919570

                                      UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549
                     _________________________________________



                                     FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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
Yes  X  No
    ---    ---

As of October 30, 1998 there were  7,040,000 shares of common stock outstanding.

Total number of sequential pages: 11               Exhibit Index is on page 11.
                                  --

                                       Page 1 of 29 sequentially numbered pages

PART I.  ITEM 1.    FINANCIAL STATEMENTS

                             EDUCATIONAL INSIGHTS, INC.
                            CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share amounts)
        (Unaudited, except for December 31, 1997 balance sheet information)

                                       ASSETS


                                                  September 30,   December 31,
                                                       1998          1997
                                                       ----          ----
CURRENT ASSETS:
  Cash and cash equivalents                          $   897        $   235
  Accounts receivable, less allowances
     of $452 in 1998 and $412 in 1997                 10,483         10,478
  Inventory                                           16,616         12,086
  Income taxes receivable                                394
  Other receivables                                       61            193
  Prepaid expenses and other current assets              733            593
  Deferred income taxes                                  750            750
                                                     -------       --------
    Total current assets                              29,934         24,335
                                                     -------       --------
PROPERTY AND EQUIPMENT, Net                            5,079          5,218
                                                     -------       --------
OTHER ASSETS                                           1,157            577
                                                     -------       --------
TOTAL                                                $36,170        $30,130
                                                     -------       --------
                                                     -------       --------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $   121       $    121
  Line of credit                                       6,750            500
  Accounts payable                                     3,244          3,045
  Accrued expenses                                     1,745          1,391
  Income taxes payable                                                   34
  Deferred income                                         57            101
                                                     -------       --------
    Total current liabilities                         11,917          5,192
                                                     -------       --------
LONG-TERM DEBT                                           974          1,064
                                                     -------       --------
DEFERRED INCOME TAXES                                    355            355
                                                     -------       --------
SHAREHOLDERS' EQUITY
  Preferred stock, no par value;
   10,000,000 shares authorized;
    no shares issued
  Common stock, no par value; 30,000,000 shares
     authorized; 7,040,000 shares issued
     in 1998 and 1997                                 18,644         18,644
  Cumulative translation adjustment                      140            130
  Retained earnings                                    4,140          4,745
                                                     -------       --------
    Total shareholders' equity                        22,924         23,519
                                                     -------       --------
TOTAL                                                $36,170        $30,130
                                                     -------       --------
                                                     -------       --------

            See accompanying notes to consolidated financial statements.

                                       Page 2 of 29 sequentially numbered pages

                             EDUCATIONAL INSIGHTS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share amounts)
                                    (Unaudited)


                                                   Three Months Ended      Nine Months Ended
                                                       September 30,          September 30,
                                                   -------------------   --------------------
                                                     1998        1997       1998       1997
                                                     ----        ----       ----       ----
SALES                                              $12,084     $10,900    $26,881    $25,720
COST OF SALES                                        6,448       5,423     13,947     12,609
                                                   -------     -------    -------    -------
GROSS PROFIT                                         5,636       5,477     12,934     13,111
                                                   -------     -------    -------    -------
OPERATING EXPENSES:
   Sales and marketing                               2,096       2,147      5,353      5,338
   Warehousing and distribution                        874         834      2,523      2,670
   Research and development                            928         975      3,178      3,161
   General and administrative                          880         812      2,725      2,680
                                                   -------     -------    -------    -------
      Total operating expenses                       4,778       4,768     13,779     13,849
                                                   -------     -------    -------    -------
OPERATING INCOME (LOSS)                                858         709       (845)      (738)
                                                   -------     -------    -------    -------
OTHER INCOME (EXPENSE):
   Interest expense                                   (138)       (104)      (247)      (191)
   Interest income                                       4           9         17         46
   Other income (expense), net                          20         (51)        81         93
                                                   -------     -------    -------    -------

      Total other income (expense)                    (114)       (146)      (149)       (52)
                                                   -------     -------    -------    -------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                     744         563       (994)      (790)
PROVISION (BENEFIT) FOR INCOME TAXES                   282         216       (389)      (308)
                                                   -------     -------    -------    -------
NET INCOME (LOSS)                                      462         347       (605)      (482)
                                                   -------     -------    -------    -------
OTHER COMPREHENSIVE INCOME -
    Foreign currency translation adjustments
    (Net of tax of $2 and $(1), $4 and $(6)
    for the three and nine month periods
    ended September 30, 1998 and 1997,
    respectively.)                                       6          (2)        10        (14)
                                                   -------     -------    -------    -------
COMPREHENSIVE INCOME                                  $468        $345      $(595)     $(496)
                                                   -------     -------    -------    -------
                                                   -------     -------    -------    -------
Net Income (Loss) Per Share - Basic and Diluted      $0.07       $0.05     $(0.09)    $(0.07)
                                                   -------     -------    -------    -------
                                                   -------     -------    -------    -------
Weighted Average Number of
   Common and Common Equivalent
   Shares Outstanding - Basic                        7,040       7,040      7,040      7,040
                                                   -------     -------    -------    -------
                                                   -------     -------    -------    -------
Weighted Average Number of
   Common and Common Equivalent
   Shares Outstanding - Diluted                      7,053       7,070      7,040      7,040
                                                   -------     -------    -------    -------
                                                   -------     -------    -------    -------

                See accompanying notes to consolidated financial statements.


                                       Page 3 of 29 sequentially numbered pages

                    EDUCATIONAL INSIGHTS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)
                          (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                        1998           1997
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                     (605)          (482)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Provision for doubtful accounts and sales returns    162            110
    Provision for inventory obsolescence                 124             47
    Depreciation                                         748            769
    Changes in operating assets and liabilities:
       Accounts receivable                              (131)          (521)
       Inventory                                      (4,603)        (1,822)
       Income taxes receivable                          (392)          (311)
       Other receivables                                 133            (45)
       Prepaid expenses and other current assets        (140)          (194)
       Other assets                                     (576)            52
       Accounts payable                                  108            293
       Accrued expenses                                  354             (2)
       Deferred income                                   (45)           (78)
       Income taxes payable                              (35)          (437)
                                                     -------         ------
          Net cash used in operating activities       (4,898)        (2,621)
                                                     -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (609)          (653)
                                                     -------         ------
          Net cash used in investing activities         (609)          (653)
                                                     -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase / decrease in line of credit            6,250          2,800
  Repayments of long-term debt                           (90)           (81)
                                                     ----------------------
         Net cash provided by financing activities     6,160          2,719
                                                     -------         ------
  Effect of exchange rate changes on cash                  9            (13)
                                                     -------         ------
NET INCREASE (DECREASE) IN CASH                          662           (568)
CASH, BEGINNING OF PERIOD                                235          1,018
                                                     -------         ------
CASH, END OF PERIOD                                     $897           $450
                                                     -------         ------
                                                     -------         ------

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                                         $217           $185
       Income taxes paid                                 $28           $444


        See accompanying notes to consolidated financial statements.

                                       Page 4 of 29 sequentially numbered pages

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

The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1997.
The Company's fiscal year ends December 31. The results of operations for the period ended September 30,1998 are not indicative of the results that might be expected for the full fiscal year.

2.  INVENTORY

Inventory consists principally of finished goods held for sale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.  NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income by their nature in the financial statements. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required.


                                       Page 5 of 29 sequentially numbered pages

PART I. ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year end holiday selling seasons.

     SALES.

     Sales increased by 10.9% or $1,184,000 to $12,084,000 in the quarter ended September 30, 1998, from $10,900,000 in the quarter ended September 30, 1997. Sales increased in the Company's mass market and school supply market and decreased in the specialty toy, international and private label markets.

     Sales increased by 4.5% or $1,161,000 to $26,881,000 for the nine month period ended September 30, 1998 from $25,720,000 for the nine months ended September 30, 1997.

     For the quarter and the nine month period, the increased sales in the mass market was due to the continuing success of new products introduced in late 1997 including the GeoSafari World and the Sea Monkeys-Registered Trademark- product line. The Company attributes its increases in the school supply market to increased emphasis on developing its field sales effort in this market. The decrease in the specialty toy market is due to delays in new product introductions and a decrease in the sales of GeoSafari product line in this market.

     GROSS PROFIT.

     Gross profit margin as a percentage of sales decreased 3.6 percentage points to 46.6% for the quarter ended September 30, 1998 from 50.2% for the quarter ended September 30, 1997.

     Gross profit margin decreased to 48.1% for the nine month period ended September 30, 1998 from 51.0% for the nine month period ended September 30, 1997.

     The decrease in gross profit margins on both the quarterly and year-to-date basis resulted from both the continuing increase in the proportion of ExploraToy (i.e., mass market) sales which have lower margins as well as increases in the provision for the obsolescence of certain inventory items.

     SALES AND MARKETING EXPENSE.

     Sales and marketing expense decreased by 2.4% or $51,000 to $2,096,000 for the quarter ended September 30, 1998 compared to $2,147,000 for the same quarter of 1997.

     Sales and marketing expense remained essentially unchanged at $5,353,000 or 19.9% of sales for the nine month period ended September 30, 1998 compared to $5,338,000 or 20.8% of sales for the same period in 1997.


     WAREHOUSING AND DISTRIBUTION EXPENSE.

     Warehousing and distribution expense increased $40,000 to $874,000 or 7.2% of sales for the quarter ended September 30, 1998 compared to $834,000 or 7.7% of sales for the same quarter of 1997. The decrease in warehousing costs for the nine month period is due in part to increased efficiency resulting from the implementation of more modern, automated warehouse management systems.


                                       Page 6 of 29 sequentially numbered pages

     Warehousing and distribution expense decreased $147,000 to $2,523,000 or 9.4% of sales for the nine month period ended September 30, 1998 compared to $2,670,000 or 10.4% of sales for the same period in 1997.

     RESEARCH AND DEVELOPMENT EXPENSE.

     Research and development expense decreased $47,000 to $928,000 or 7.7% of sales for the quarter ended September 30, 1998 compared to $975,000 for the same quarter in 1997.

     Research and development expense remained essentially unchanged at $3,178,000 or 11.8% of sales for the nine month period ended September 30, 1998 compared to $3,161,000 or 12.3% of sales for the same period in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSE.

     General and administrative expense increased $68,000 to $880,000 or 7.3% of sales for the quarter compared to $812,000 or 7.5% of sales for the third quarter of 1997. The increase was primarily due to costs associated with the recruitment and employment of the Company's new Chief Executive Officer.

     General and administrative expense remained essentially unchanged at $2,725,000 or 10.1% of sales for the nine month period ended September 30, 1998 compared to $2,680,000 or 10.4% of sales for the same period of 1997.

     INTEREST EXPENSE.

     Interest expense increased $34,000 to $138,000 for the quarter ended September 30, 1998 compared to $104,000 for the same quarter of 1997 as a result of increased borrowings under the Company's line of credit.

     For the nine month period ended September 30, 1998, interest expense increased by $56,000 to $247,000 compared to $191,000 for same period of 1997. The increase in interest expense was due primarily to increased borrowings under the Company's line of credit which were used to finance increases in inventory purchased in connection with the Company's new product efforts in the mass market.

     OTHER INCOME AND EXPENSE

     Other income increased by $71,000 to $20,000 for the quarter ended September 30, 1998 compared to expense of $51,000 for the same quarter in 1997. The increase is principally due to foreign exchange gains recorded at the Company's UK subsidiary during the quarter.

     For the nine month period ended September 30, 1998, other income remained essentially unchanged at $81,000 compared to $93,000 for the same period in 1997.

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

LIQUIDITY & CAPITAL RESOURCES

     In recent years, the Company's working capital needs have been met through funds generated from operations and from the Company's revolving line of credit. The Company's principal need for working capital has been to meet peak inventory and accounts receivable requirements associated with its seasonal sales patterns. The Company increases inventory levels during the spring and summer months in anticipation of increasing shipments in the summer and fall. Accounts receivable have historically


                                       Page 7 of 29 sequentially numbered pages
increased during the summer and fall because of the Company's use of "dating" programs wherein sales are made to the Company's customers for which payment is deferred for one to three months based on the size of the sales orders.
Due to said sales patterns, the largest customer orders are shipped during the summer and fall, hence increasing accounts receivable balances during the third and fourth quarters.

     For the nine month period ended September 30, 1998, the Company's primary source of funds was the net increase in borrowings under its revolving line of credit in the amount of $6,250,000.

     The primary use of cash during the period ended September 30, 1998 was for the funding of an increase in inventory in the amount of $4,603,000 principally due to purchases of ExploraToy product for anticipated fourth quarter sales as well as approximately $500,000 of hardware and software relating to the Company's Big Talk product which has not yet been successfully launched due to unresolved technical problems.

     The increase relating to other assets of $576,000 was not a use of cash as it was primarily the result of the Company bartering certain inventory (principally excess ExploraToy products) for credit towards the future purchase of various goods and services. The dollar value recorded in other assets relating to this transaction of approximately $500,000 is the net realizable value of said inventory. This barter arrangement entitles the Company to acquire up to approximately $1,200,000 of goods and services, however, there can be no assurance that the Company will utilize all of said credits.

     The Company currently has a revolving line of credit with a bank, which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 15, 1999, the Company may borrow up to $9 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At September 30, 1998, the Company had $6,750,000 outstanding against this line of credit.

     The Company believes that borrowings available under the revolving line of credit and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.


                                       Page 8 of 29 sequentially numbered pages

PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          Amended and Restated Loan Agreement dated September 3, 1998 between the Company and Union Bank of California.

          Employment Agreement dated September 4, 1998 between the Company and Theodore J. Eischeid.

     (b)  REPORTS ON FORM 8-K.
          The Company did not file any reports on Form 8-K during the period in question.


                                       Page 9 of 29 sequentially numbered pages

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EDUCATIONAL INSIGHTS, INC.





Date:          11-11-98                 By:     /s/ Theodore J. Eischeid
     ------------------------                   ------------------------------
                                                Theodore J. Eischeid
                                                President and Chief Executive
                                                Officer




Date:          11-11-98                 By:     /s/ G. Reid Calcott
     ------------------------                   ------------------------------
                                                G. Reid Calcott
                                                Chief Operating and Financial
                                                Officer


                                       Page 10 of 29 sequentially numbered pages

                               INDEX TO EXHIBITS



     EXHIBIT                                                       SEQUENTIALLY
     NUMBER                        DESCRIPTION                    NUMBERED PAGE

      10.20     Amended and Restated Loan Agreement dated               12
                September 3, 1998 between the Company and Union
                Bank of California.

      10.21     Employment Agreement dated September 4, 1998            22
                between the Company and Theodore J. Eischeid.



                                       Page 11 of 29 sequentially numbered pages