Form 10-Q/A
period 1998-09-30
EDUCATIONAL INSIGHTS INC
filed 1999-02-19
CIK 919570

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                  ---------------------------------------


                                  FORM 10-Q/A

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            for the transition period from _________ to _________

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


      Registrant's telephone number, including area code: (310) 884-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X     No
                                                  ---      ---


As of October 30, 1998 there were 7,040,000 shares of common stock outstanding.

Total number of sequential pages:   6
                                   ---

There are no exhibits hence no index page.

                                      Page 1 of 6 sequentially numbered pages.

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

                                     Page 2 of 6 sequentially numbered pages.

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

                                     Page 3 of 6 sequentially numbered pages.

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

     YEAR 2000 UPDATE

     The Company is continuing the process of addressing the Year 2000 problem with an overall goal of ensuring that its critical systems, devices and business applications are suitable for continued use beyond 1999. The Company has substantively completed its assessment phase wherein all of its hardware and software systems and all of the embedded systems contained in the Company's buildings, plant, equipment and other infrastructure have been

                                     Page 4 of 6 sequentially numbered pages.

assessed as to whether they will consistently and properly recognize the year 2000.

     The business accounting software and hardware is believed to be the Company's only critical system with respect to which the Year 2000 problem is known to exist. The Company is using primarily external resources to reprogram or replace and test this business accounting software and hardware for Year 2000 compliance. The Company expects to complete this phase by the end of 1998. The assessment and upgrade or replacement of other systems and devices is expected to be completed by June 30, 1999. The requirements for the correction of Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties.

     The total cost to the Company of these Year 2000 compliance activities have not been and are not expected to be material to its results of operations, liquidity or capital resources. None of the Company's other information technology projects have been delayed due to the implementation of Year 2000 remediation efforts.

     Based on the nature of the Company's business and the fact that no individual supplier or customer is material to its operations as a whole, management believes that the Year 2000 issue is not reasonably likely to have a materially adverse effect on the Company's results of operations, liquidity and financial condition. The above does not address all possible catastrophic events including, but not limited to, failure of the power grid or area wide telecommunications systems as the Company is not aware that a material disruption in these basic infrastructures is reasonably likely to occur.

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

                                     Page 5 of 6 sequentially numbered pages.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EDUCATIONAL INSIGHTS, INC.




Date:  02-18-99                        By:   /s/ Theodore J. Eischeid
     -----------                          --------------------------------------
                                           Theodore J. Eischeid
                                           President and Chief Executive Officer




Date:  02-18-99                        By:    /s/ Stephen E. Billis
     -----------                          --------------------------------------
                                           Stephen E. Billis
                                           Principal Accounting Officer






                                     Page 6 of 6 sequentially numbered pages.