Form 10-K
period 1998-12-31
EDUCATIONAL INSIGHTS INC
filed 1999-04-14
CIK 919570

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

       For the fiscal year ended DECEMBER 31, 1998

                                         OR
/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from __________________ to __________________

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

                                                              Title of Each Class
                                                              --------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:          NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   COMMON STOCK, NO PAR
                                                                VALUE PER SHARE

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES  /X/   NO / /

       The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 17, 1999 was approximately $15,400,000 based on the closing price of such on The Nasdaq Stock Market -SM-.

       The number of shares of Registrant's Common Stock outstanding on March 17, 1999 was 7,040,000.

       Part III incorporates information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 1999.

                             EDUCATIONAL INSIGHTS INC.

                               INDEX TO ANNUAL REPORT

                                   ON FORM 10 - K


                                                                          Page
                                                                          ----
PART I

Item 1:   Business                                                          1

Item 2:   Properties                                                        8

Item 3:   Legal Proceedings                                                 9

Item 4:   Submission of Matters to a Vote of Security Holders               9


PART II

Item 5:   Market For The Registrant's Common Equity And Related
          Stockholder Matters                                              11

Item 6:   Selected Consolidated Financial Data                             11

Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12

Item 8:   Financial Statements and Supplementary Data                      16

Item 9:   Changes In Disagreements with Accountants on Accounting and
          Financial Disclosure                                             16


PART III

Item 10:  Directors and Executive Officers of The Registrant               17

Item 11:  Executive Compensation                                           17

Item 12:  Security Ownership of Certain Beneficial Owners and
          Management                                                       17

Item 13:  Certain Relationships and Related Transactions                   17


PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                         18

Signatures                                                                 19

Independent Auditors' Report                                               20

Schedule II - Educational Insights, Inc. - Valuation and Qualifying
              Accounts Three Year Period Ended December 31, 1998           21

Index to Exhibits                                                          22

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

     As its core business, Educational Insights, Inc. (Educational Insights or the Company) designs, develops and markets a variety of educational products including electronic learning aids, electronic games, activity books, science and nature kits, board games and other products for use in both schools and homes. The Company's many products and related materials cover a broad range of price points and are designed to supplement and enhance more traditional textbook methods of teaching while making learning fun. The educational content and entertainment value of the Company's products appeals to children and students mainly from pre-kindergarten to eighth grade.

     The Company was founded and incorporated in the State of California in 1962 to develop and market supplemental educational materials to assist in the teaching of reading.

MARKET AND INDUSTRY BACKGROUND

     The primary market for the Company's core products consists of two broad market segments - schools and teachers, who purchase the Company's products for use in the classroom (the "school market"), and parents and children who purchase the Company's products for use in the home (the "home market"). The targeted users of the Company's products are the over 45 million elementary and high school students who attend approximately 100,000 elementary and secondary schools throughout the United States. In addition to the United States market, the Company's sales to the international market has exposed its products to children in other parts of the world.

     The Company believes that the increased emphasis on elementary and high school education has resulted in increased opportunities in the school market. Such changes include:

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

FOCUS ON INDIVIDUAL EDUCATIONAL NEEDS OF STUDENTS. Traditional educational materials are generally prepared for the "average" child, even though a large portion of the population is either ahead or behind in its ability. In response to this diversity, teachers often tailor and structure materials to the ability of individual students rather than classes as a whole. Supplemental educational materials, such as those offered by the Company, enable teachers to match course materials with the differing capabilities of their students.

INCREASING BUDGETS FOR EDUCATION. Funding for most educational materials comes principally from state and local revenues. Due to the general increase in income tax revenues being experienced by Federal, state and local governments as well as the favorable political climate, the Company has observed significant increases in the funds provided to schools for instructional materials of all kinds. As a result, the Company believes there currently exists a continued opportunity to market its quality, cost effective products to teachers as a supplement to traditional teaching material.

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

INCREASE IN TEACHER SPENDING. Several factors are contributing to increased spending by teachers including the move to smaller classrooms and an increase in teacher turnover.

     The Company believes that the consumers' interest in education has also led to increased opportunities in the home market. In addition to the factors mentioned above, primarily the concern over the quality of public education, the Company believes that the following factors have created this increased interest:

CONCERN ABOUT CHILDREN'S USE OF IDLE TIME. Parents are more sensitive and aware of their children's use of idle time. Additionally, parents desire to limit what they consider non-productive or even damaging activities.

PARENT`S DESIRE TO SPEND QUALITY TIME WITH THEIR CHILDREN. With the time demands resulting from two employed parents or single parenting, parents are looking for tools to enhance the quality of the time they do spend with their children.

                                   (1)

INCREASED LIFE EXPECTANCY. People are living longer, which increases the amount of gift giving by grandparents in particular as well as others.

     The Company believes that its products address the issues above leading to increased sales to the home market.

BUSINESS STRATEGY

In its core business, the Company's principal business objective is to be a leading supplier of effective supplemental educational products to both the school and home markets. The following is a summary of the Company's strategy to achieve this objective:

OFFER EFFECTIVE EDUCATIONAL PRODUCTS THAT MAKE LEARNING FUN. The Company employs a combination of educators and developers to design products that make the learning process fun. Each product is carefully designed to convey educational content that is appropriate for a targeted age group and educational task. The Company's products use combinations of themes, characters, sound, graphics and speech in ways which the Company believes are engaging and entertaining to the user. The educational content of the Company's products appeals to a wide range of children and students, focused mainly on pre-kindergarten to eighth grade

INTRODUCE A WIDE RANGE OF PRODUCTS BUT WITHIN SPECIFIC CATEGORIES. The Company currently offers approximately 750 items including approximately 115 new products and/or product line extensions which were introduced in 1998. In recent years the Company has concentrated an increasing proportion of its research and development effort on electronic learning aids and other higher priced items. While the Company has traditionally developed products over virtually the entire range of supplemental educational products, it is now going to narrow its focus and develop products in a more limited number of categories such as geography, phonics, science, etc., while still emphasizing the use of electronic learning aids.

DEVELOP PRODUCTS THAT MORE CLOSELY ADDRESS THE CONSUMER. In order to avoid incurring substantial development costs for products that are unique to a particular market, the Company traditionally emphasized the development of products that attempted to meet the needs of both the school and home markets. Because home purchasers are often influenced by schools and teachers in selecting products for their children, this approach is often successful. However, it can result in developmental compromises that do not address adequately the needs of either market. The Company believes this has limited the sales of certain of these products. In the future, the Company plans to develop its products to address the needs of the market for which the product is primarily intended.

LICENSE OR BUY COMPUTER SOFTWARE PRODUCTS FOR DISTRIBUTION INTO THE COMPANY'S CORE MARKETS. The Company incorporates as part of its strategy the leveraging of its customer relationships and distribution capabilities by licensing or purchasing software and CD-ROM products for distribution to its core markets. The Company seeks quality product with specific educational objectives aimed at the K-8 market.

EXPAND EXPLORATOY'S PRODUCT LINE AND DISTRIBUTION IN THE MASS MERCHANT RETAIL MARKET. In 1998, ExploraToy continued as a supplier of educational and science toys to the leading mass-market toy retailers. In addition to expanding its product line, the Company created new brands to use in the mass market and increased the visibility of its existing brands (The Amazing Live Sea-Monkeys-Registered Trademark- and GeoSafari-Registered Trademark-) through publicity and advertising. ExploraToy continued to develop products designed to meet the needs of its mass-market customers in terms of selection, price and quality.

PURSUE STRATEGIC LICENSING OPPORTUNITIES. The Company has entered into licenses or other agreements with organizations such as the National Geographic Society, Transcience Corporation for rights to the Amazing Live Sea Monkeys-Registered Trademark- and Scholastic, Inc. for rights to the Magic School Bus-Registered Trademark- property. While the Company does not aggressively pursue licenses, it does pursue those that address a specific area. For example, the Scholastic's Magic School Bus license significantly enhanced the Company's classroom decoratives product line.

EXPAND INTERNATIONALLY. In 1990, the Company opened its international subsidiary in the United Kingdom which provides a distribution base for the sale of both English and foreign language products into the European Common Market countries. In addition, several of the Company's electronic learning aids, including its GeoSafari products, have been licensed to Hausemann en Hotte, the parent corporation of Jumbo, a Netherlands toy company, for European sales in French, Dutch and Scandinavian languages. The Company entered into exclusive agreements for the distribution of its products to the Italian and Spanish speaking markets in 1996. International sales (i.e., sales outside of North America) of the Company's products, including sales of the Company's United Kingdom subsidiary, totaled approximately $3.3 million in 1998 or approximately 8.6% of sales. The three foreign countries in which the Company experienced the highest level of sales in 1998 were the United Kingdom, Korea and Israel.

PRODUCTS

     The Company offers approximately 750 products and accessories including electronic learning aids, science kits, board games, reading programs, activity books and a wide spectrum of other supplemental educational products. The Company's commitment to results-oriented education has caused it to diversify its product lines to include a wide variety of educational content which appeals to children and students mainly from pre-kindergarten to eighth grade. The Company's products involve a wide spectrum of subject matter, including phonics and reading, language, literature and writing, mathematics and critical thinking, creative play, science and nature, social studies and geography, and arts and crafts.

                                     (2)

     The Company designs and sells products that meet specifically targeted educational goals in an entertaining format. Moreover, the Company believes that because its products are designed to meet specific educational needs, the typical Company product has a longer lifecycle than those of many other types of toys, games and puzzles. The following list highlights many of the Company's key product categories and titles:


ELECTRONIC LEARNING       Test Tube       PHONICS READING  U.S. HISTORY
AIDS                      Science         PROGRAMS          Presidents
     GeoSafari            Discovery        Hot Dots        FUNTHINKERS
     GeoSafari            Collections      Phonics          Thinking
     Talking Globe        Nature           Factory          Skills
     GeoSafari            Collections      Phonics Class    All Around Fun
     Talking Globe,       Mini Museums     Set Cassettes    Reading
     Jr.                  Bug Viewers      Learning to      Math
     Math Safari          National         Read With       BRAINBOOSTERS
     Math Shark           Wildlife         Phonics          Amazing
     GeoSafari             Federation      Ready to Read    Animals
     Theater               Vinyl Sticker   Phonics          Inventions &
     Reading Safari        Books           Readers          Discoveries
     Albert               Galaxy Guide     Set of           Digging into
     Skillmaster          Ant Factory      Cassettes        the Past
     Drillmaster          Cosmic Observer MISCELLANEOUS     Worldwide
     Alphamaster          Light Writer     Marionettes      Wonders
     Rainbow           RUBBER STAMPS       Poppums          Outer Space
     Charlie              Alphabet and     COINstruction    Adventures
     Word Arcade          Numbers          Human Body       Undersea
     CompuQuizzer         Story Stamps     Kits             Adventures
     Books                Grading Stamps   Coin & Stamp    EXPLORATOY
BOARD GAMES               Stamp Pads       Collection       GeoSafari
     The Phonics          Story Maker      Plastic Food     World
     Game                 Stamps           Plastic Math     Star Max
     Dino Checkers     PICTURE BOOKS       Counters         Perfect Power
     Dino Tic Tac         World & U.S.     Chalkboards      Microscope
     Toe                  Atlas            Stickers         I Dig Dinos
     Dino Bingo           Giant Steps -    Letter Perfect   SeaMonkeys-Reg
     Magnetic Games       Science          Picture          istered
     Race to the Sun      Giant Steps -    Perfect          Trademark-
     Name That State      Readers          Endangered      CD-ROM
     Presto Change-O      Science Safari   Animal           Multi-Media
     Traverse             Illustrated      Growth Chart     Plus CD-ROM
SCIENCE ACTIVITY          Classics        IQ GAMES          GeoSafari
KITS                   BOXED READING CARD  Animals of the   Geography
     Buried            SETS                World            GeoSafari
     Treasures           World of Reading  Wonders of the   History
     Adventures in       Sports            World            GeoSafari
     Science             Social Studies    U.S. Geography   Science
                         Cliffhangers      World            GeoSafari
                                           Geography        Animals


     The following briefly describes six of the Company's top selling product groups, each of which accounted for more than $1 million in sales in 1998:

ELECTRONIC LEARNING AIDS. Electronic-based devices designed for interactive play have played an important part in the mix of products sold by the Company. As indicated in the following table, electronic learning aids, which include GeoSafari, GeoSafari Jr., GeoSafari Talking Globe, GeoSafari Talking Globe Jr., MathShark, MathSafari, GeoSafari Theater, Reading Safari, GeoSafari World, Albert, Charlie, Rainbow and associated learning materials, have been a major source of the Company's sales over the last five years. As a percentage of sales, electronic learning aids have decreased to 45% in 1998 from approximately 59% in 1994 primarily as a result of the decline of the Company's older GeoSafari products.

                                           YEARS ENDED DECEMBER 31,
                                           -----------------------
                                1998      1997     1996      1995      1994
                                ----      ----     ----      ----      ----
                                                (IN THOUSANDS)
Electronic Learning Aids...   $17,489   $18,645   $20,185   $21,445   $27,147
All Other Products.........    21,746    19,797    21,091    18,345    18,493
                              -------   -------   -------   -------   -------
Total......................   $39,235   $38,442   $41,276   $39,790   $45,640

     The Company currently sells a total of thirty-four electronic learning aids that retail from $29.95 to $400.00. Seventeen new electronic learning aids were introduced in 1998, including the GeoSafari Talking Globe Jr. This electronic quiz unit is aimed at younger students for grades 1-4. 1998 sales for the GeoSafari Talking Globe Jr. were $1.6 million. In 1998, the Company also introduced the MathShark, which builds math skills from basic math to pre-algebra, as well as Hot Dots and Power Pen, Hot Dots Flashcards and Hot Dots Brainboosters. Together these new electronic learning aids accounted for $1.2 million in sales.

Sales for the ExploraToy GeoSafari World and the Educational Insights' GeoSafari Globe, which was introduced in 1996, accounted for approximately $7.7 million or 20% of sales in 1998. The GeoSafari Electronic Learning Games, which include GeoSafari and GeoSafari Jr. product lines, are portable plastic electronic devices which accommodate a wide range of separately sold lesson sets for interactive play with more than 50 lesson sets currently available. GeoSafari is targeted to children ages 8 and up while GeoSafari Jr. is targeted to ages 3 through 7. Sales of GeoSafari products accounted for approximately $4.2 million or 11% of sales in 1998. Like GeoSafari, MathSafari, first introduced in 1993, consists of a portable electronic device and a choice of 17 lesson sets that are sold separately. Sales of MathSafari products accounted for approximately $1.3 million or 3% of sales in 1998. Six of the Company's electronic learning aids, Drillmaster, Alphamaster, Skillmaster, Rainbow, Charlie and the new GeoSafari Theater, which was introduced in 1995, are sold exclusively to the Company's school supply market.


                                   (3)

     Many of the Company's electronic learning aids have been widely recognized as effective, well-designed educational products by various organizations. Following is a partial list of awards that have been granted to GeoSafari, MathSafari and/or GeoSafari Talking Globe Jr., GeoSafari, Math Shark, Hot Dots with Power Pen and Amazing Live Sea-Monkeys among other products. A total of 21 Toy Test honors were awarded to 11 of EI's products.

      AWARD                                    ORGANIZATION
      -----                                   ---------------
Top Ten Best Classic Toys           Dr. Toy's 100 Best Children's Products of
                                      1998
Teacher's Choice Award              Learning Magazine, USA
Top Educational Toys 98-99          British Association of Toy Retailers
Three Star Rating                   Canadian Toy Testing Council
Gold Star Award                     Independent Toy Store Association of Canada
Best Toys Awards                    Parents Magazine
Best Top 10 Toys Award              Great American Toy Test


BOOKS. The Company sells over 100 books. These include products such as science picture books, illustrated classics, children's atlases and reading materials.

SCIENCE ACTIVITY KITS. The Company currently markets a number of science activity kits, the most popular of which is its line of over eight Amazing Live Sea Monkeys products which were developed by ExploraToy and are marketed through all of the Company's channels. Sales of these products accounted for approximately $3.4 million or 8.6% of sales in 1998. The Company also offers twelve "Adventures in Science" kits that retail for $9.95. Each "Adventures in Science" kit contains a booklet describing more than 20 experiments as well as an assortment of materials required for each experiment. In addition, six Test Tube Science Projects each containing ten experiments was introduced in 1998 that retail for $6.95 each.

RUBBER STAMPS. The Company sells approximately 100 different varieties of rubber stamps and stamp pads, of which approximately half are sold in the school market. These items retail from $3.95 to $16.95 and include grading stamps for use by teachers in the classroom, and animal and nature stamps which are used by both children and teachers.

BOARD GAMES. The Company sells twenty-one board games in both the school and home markets, which teach math, geography and other subjects. Popular board games sold by the Company include Dino Checkers, Name That State and Presto Change-O. Retail prices for the Company's board games range from $14.95 to $29.95. In 1998 the Company introduced the Phonics Game, which retails at $199.95.

PRODUCT DEVELOPMENT

    Since January 1996, the Company has introduced approximately 290 new products and accessories. Products introduced in 1998 or 1997 accounted for approximately 47% of the Company's sales in 1998 as compared to 1997 when approximately 45% of sales were generated from products introduced in 1997 and 1996. In 1998, the Company spent approximately 12% of sales on research and development and has spent an average of approximately 12% of its annual sales on research and development since 1995.

    The Company employs approximately 38 full-time staff members in the product development process. The 38 staff members consist of 9 editors, many of who were former classroom teachers, an 11 person graphic arts department and 11 engineering and technical design personnel and 7 product developers. The Company also retains freelance artists, editors, designers and engineers for product development activities.

    Product development ideas come from a number of different sources, both internal and external. Once a basic product idea is agreed upon, multi-functional teams consisting of production, art editorial, and technical personnel under the direction of a Product Director research, write, illustrate, draft, engineer, make models, and graphically design each products. A product development team can generally produce most products within a nine to twelve month period. The Company typically works on 50 to 100 development projects simultaneously in order to provide a steady flow of new product for introduction.

DISTRIBUTION CHANNELS AND CUSTOMERS

     The Company believes that a key element to its success is it's multiple distributor network which enables the Company to broadly penetrate both the school and home markets. The Company's products are sold through four basic distribution channels: (i) school supply dealers and parent/teacher stores,
(ii) specialty retail stores, (iii) specialty catalog companies, and (iv) mass merchant retailers.

SCHOOL SUPPLY DEALERS AND PARENT/TEACHER STORES. The school market is served by approximately 1,400 independent dealers who sell the Company's products directly to school districts, individual schools, teachers and a growing number of parents through supply stores. Many of these dealers have been selling the Company's products for over twenty years. No individual dealer accounted for more than 4% of the Company's 1998 sales. Approximately 40% of the Company's sales, excluding sales made by its United Kingdom subsidiary, ("North American sales") were derived from the school market in 1998.

                                  (4)

     Traditionally, teacher-supply dealers sold primarily to teachers and many school administrators. However, to address parental interest in and concern over the quality of education in public schools, many school supply dealers have opened their own retail stores to serve both the school and home markets. These stores have become "parent/teacher" stores, with as much as 50% of annual sales coming from parents.

SPECIALTY RETAIL STORES AND CATALOG COMPANIES. Specialty retail stores and catalog companies serve as the primary distribution source for the Company's products in the home market. In recent years the specialty retail market has seen the emergence of up-scale stores featuring premium products. The Company estimates that its products are available in approximately 2,900 of such specialty retail outlets. The Company derived approximately 26% of its 1998 North American sales from sales through specialty retail stores and catalog companies.

     Specialty retail stores in the United States are primarily comprised of single store retailers. In 1998 the Company's top three customers in this market segment were Zainy Brainy, Pegasus Press and Books-A-Million. Catalog companies through which the Company's products are offered include Back to Basics Toys, Edutainment World, S&S Worldwide and United Educators/Std Publishing. Parents, grandparents and children constitute the substantial majority of purchasers of the Company's products from specialty retail stores and catalog companies. However, as is the case with respect to the teacher supply stores in the school market, there is some degree of cross-over between the school and home markets from teachers and school administrators who may purchase supplemental educational products at specialty retail stores for use in the classroom.

MASS MERCHANT RETAILERS. The Company currently sells certain of its products through mass merchant retail stores, such as Kaybee Toy Stores, K-Mart, Target Stores and Lash Tamaron Distributors. The Company focuses its sales efforts in the science and activity toy segment of the mass merchant retail toy market. This includes building sets, model kits and art sets and supplies. The science and activity segment of the market is generally supplied by small companies with more narrowly focused product lines which are not promotionally oriented in nature, have a longer than average product life, and are less seasonal than the market as a whole. Approximately 24% of the Company's sales in 1998 were made through mass merchant retailers compared to approximately 14% in 1997 and 10% in 1996.

SALES AND MARKETING

     The Company has developed separate sales and marketing programs for each of the major markets which it serves. These are described by market as follows:

SCHOOL SUPPLY AND PARENT/TEACHER STORE MARKETS. The Company's sales to the school supply and parent/teacher store market are made primarily through the Company's management and in-house sales people who target dealers that own school supply stores and/or publish school supply catalogs. These sales people work to make certain that the Company's products are included in the catalogs and retail outlets utilized by school supply dealers for sales to schools, teachers and parents. In 1998 the Company increased its sales force from three to four full-time sales people.

     The Company advertises and promotes to the school supply and parent/teacher store market primarily through catalog and promotional mailings and participation in trade shows. The Company mails its Educational Dealer's Buyers Catalog each year to its approximately 1,400 independent school supply dealers. Other mailings are sent to these dealers throughout the year, new pricing/order forms, special literature program promotions, mid-year new product introductions, and ad slicks for use in local advertising.

     In addition, the Company participates in the major school dealer trade shows including the National School Supply and Equipment Association, as well as selected key educator shows such as National Association for the Education of Young Children, National Council of Teachers of Mathematics, the International Reading Association, and the National Educational Computing Conference.

     During 1998, in support of the school supply and parent-teacher store markets, the Company mailed out over 480,000 K-8 Catalogs directly to individual teachers and administrators.

SPECIALTY RETAILERS. The Company reaches the specialty retailers through nineteen independent sales firms which together field approximately 62 sales representatives. Advertising and promotional efforts consist of trade shows and catalog presentations. The 1998 Toys and Games Trade catalog was mailed to all dealers and was given to retailers at the annual New York International Toy Fair in February.

     In addition, the Company participates in many of the major toy, book and gift fairs throughout the world, including the Canadian Toy Fair and the Frankfurt International Book Fair.

     Through Company literature programs promoted directly to dealers, over 600,000 brochures and catalogs promoting the Company's products were distributed nationally in 1998.

CATALOG COMPANIES. Sales to catalog companies are made using a combination of in-house sales staff and non-exclusive independent sales representatives.


                                   (5)

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

     In 1998, ExploraToy moved away from marketing licensed products with the exception of the Amazing Live Sea-Monkeys-Registered Trademark-, a significant area of sales growth. The brand name is extremely strong worldwide and supported by most of the major mass merchant retailers.

     Using the above approach, Exploratory has been able to successfully market its own line of branded products to said retailers.

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

     The markets being penetrated by the Company's ExploraToy products is also highly competitive and the Company typically competes with larger companies offering a broader line of products. The Company intends to limit its risk in these markets by concentrating a narrowly defined product group dealing with science activity and related educational products where competition is typically less severe. There can be no guarantees, however, that this strategy will be successful.

     The Company yielded to competitive pressure in the mass market software and CD-ROM markets and, at the end of 1996, stopped the internal development of products for this market. It has, however, continued to seek product to be purchased or licensed from others for sale and distribution through its core customer base. The Company believes that it can compete favorably in its traditional markets within the parameters of its revised strategy, however, with changes occurring in the intensely competitive software market, new competitors may broaden their product lines or increase their focus on the Company's traditional markets resulting in greater competition for the Company.


                                        (6)

EMPLOYEES

     As of December 31, 1998, the Company had approximately 191 full-time employees. In addition, the Company periodically hires part-time employees to meet seasonal market demands. Approximately 38 of the Company's full-time employees are engaged in the Company's product development and creative efforts, designing, writing, editing, drafting and developing the Company's products. An additional 35 employees are involved in sales and marketing; 39 are involved in general administrative duties; and approximately 79 are involved in warehousing and distribution activities. The Company believes that its relationships with its employees are good. The employees of the Company are not parties to any collective bargaining agreements.

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

RISK FACTORS

     The Company believes the following factors present risks to the Company's business:

     DEPENDENCE ON NEW PRODUCTS. The Company's ability to maintain and expand its sales base depends in part on its continued successful development of new products. In 1998, the Company introduced over 115 new products. Approximately 47% of the Company's 1998 revenues were derived from products introduced in 1998 or 1997. While the Company makes substantial investments in product development and is continually developing ideas for new products, there is no assurance that it will be successful in these efforts in the future. If new products or upgrades to existing products are not introduced or accepted in the marketplace, the Company's operating results could be materially adversely affected.

     CONTINUED ACCEPTANCE OF EXISTING PRODUCTS. In 1998, approximately 11% of the Company's sales were generated by GeoSafari and related products. Approximately 18% of the Company's 1997 sales were generated by GeoSafari and related products. If sales of the Company's leading products decline at a rate greater than sales increases generated by the introduction of new products, the Company's operating results could be materially adversely affected.

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


                                     (7)

     COMPETITION. The market for educational products is highly fragmented and competitive. In the home and school markets, the Company competes for shelf and catalog space with a number of suppliers of educational games and toys, many of which have greater financial and marketing resources than the Company. Existing competitors may continue to broaden their product lines and potential competitors, including large toy manufacturers, entertainment companies and publishers, may enter or increase their focus on the supplemental educational products market, resulting in greater competition for the Company. Expenditures in the market for educational products are shifting towards a higher degree of reliance on software and computer-based products. While the Company has changed its strategy to concentrate on the sale of computer software and CD-ROM products purchased or licensed from others thus capitalizing on its relative distribution strength in its key markets, there is no assurance that changes in the broader software market which are driving competitors from the consumer software market into the educational software market will not produce such intense competition that the Company will not be able to successfully market its software products.

     DEPENDENCE ON NEW DISTRIBUTION CHANNELS. There is no guarantee that the Company will continue to be successful in its attempts to expand its distribution into the mass merchant retail channels with its ExploraToy line of science products.

     ACCOUNTS RECEIVABLE RISKS. Certain of the Company's customers participate in an accounts receivable dating program pursuant to which payments for products are delayed for up to 120 days. Although no customer accounted for more than 4% of the Company's sales in 1998, the insolvency or business failure of any customer with a large account receivable could have a material adverse affect on the Company.

     DEPENDENCE ON KEY PERSONNEL. The Company's future success depends in large part on the continued service of key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. The Company's key employees include Theodore Eischeid, George Atamian, Kevin Casey, James Whitney and Kelly Cole. While the Company has employment agreements with certain of its employees, any employee may voluntarily terminate employment with the Company at any time. Competition for such employees is intense and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of and the unavailability of replacements for key personnel could have material adverse effect upon the Company's results of operations and on research and development efforts. The Company does not have key-person insurance covering its management personnel or other key employees.

     INTERNATIONAL EXPANSION. In 1990, the Company established a distribution subsidiary in the United Kingdom. Approximately 8.6% of the Company's fiscal 1998 sales, including sales by the United Kingdom subsidiary, were generated from sales to customers outside of North America. The Company's success in Europe and elsewhere is dependent upon a number of factors, including the Company's ability to successfully convert the textual portions of its products into foreign languages and the Company's ability to successfully develop a market for its products. The Company is also subject to the attendant risks of doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in duties and tariffs, changes in foreign regulations, political turmoil and deterioration in international economic conditions. There can be no assurance that the Company will be able to successfully expand its international sales.

     DEPENDENCE ON GOVERNMENT FUNDING. Approximately 40% of the Company's North American sales comes directly or indirectly from the school market. This market is, to a degree, dependent upon government support from one or more sources. Future constraints on education funding by federal, state and local governments could have a material adverse effect on the Company's business.

     CONCENTRATION OF STOCK OWNERSHIP. Members of the Cutler family and certain family trusts controlled by them beneficially own approximately 70% of the outstanding stock. As a result, such persons will have the ability to control the Company and direct its affairs and business. Such concentration of ownership may have the effect of delaying or preventing change in control of the Company. In addition, the Company's bylaws include provisions that eliminate cumulative voting in the event the Company's Common Stock is listed for trading as a Nasdaq National Market security and the Company has at least 400 shareholders of record as of the record date of the Company's most recent annual meeting of shareholders. Although cumulative voting has not been eliminated with respect to any shareholder vote of the Company to date, these provisions might have the effect of discouraging a third party from making a tender offer or otherwise attempting to gain control of the Company.

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


ITEM 2:   PROPERTIES

     In September 1995, the Company moved its headquarters to a building which it purchased in January of 1995 in Carson, California. This facility comprises approximately 54,000 square feet, essentially all of which is office space. The Company's product development, marketing, finance and customer service personnel are located in this facility.


                                   (8)

     The Company's Tennessee distribution facility comprises approximately 162,000 square feet and includes approximately 9,000 square feet of offices. The Tennessee facility is owned by Karen M. Duncan Cutler and Jay Cutler, a Director and shareholder of the Company and is leased by them to the Company. This facility was expanded by 42,000 square feet in 1995. This expansion was financed and paid for by Jay and Karen Cutler. Lease payments by the Company were adjusted to reflect this expansion. The Company believes that there is adequate warehousing space available for expansion near the Tennessee facility should the need arise.


ITEM 3:   LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation incidental to its business. The Company is not currently involved in any pending litigation matters which would have a material adverse effect on the Company.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the Company's executive officers, and key employees at December 31, 1998:

NAME                                    AGE                       POSITION
----                                    ---                      ----------
Burton Cutler........................    72             Chairman of the Board
Theodore J. Eischeid.................    48             President and Chief Executive
                                                        Officer
G. Reid Calcott (1)..................    60             Vice Chairman, Chief Operating
                                                        and Financial Officer
James B. Whitney.....................    47             Vice President, Marketing
Dennis J. Graham (2).................    43             Vice President, Business
                                                        Development
Kelly A. Cole........................    47             Vice President, Warehousing and
                                                        Distribution
George C. Atamian (3)................    61             Vice President, General
                                                        Manager, ExploraToy
Stephen E. Billis....................    49             Controller and Secretary

(1)  Mr. Calcott resigned as Vice Chairman, Chief Operating and
     Financial Officer effective February 1999.
(2)  Mr. Graham left the Company in January 1999.
(3)  Mr. Atamian was promoted to Vice President Product Concept,
     Development and Production in January 1999.


     Burton Cutler is one of the founders of the Company and has been Chairman of the Board of Directors since the Company's inception in 1962. Mr. Cutler also served as the Company's principal executive officer from its formation until 1992.

     Theodore J. Eischeid joined the Company in September 1998 as President and Chief Executive Officer. Mr. Eischeid's experience includes seven years as President and CEO of Revell-Monogram of Morton Grove, Illinois, a subsidiary of Binney and Smith and Hallmark Cards, Inc. He currently serves as Vice Chairman of the Toy Manufacturers of America. His educational credentials consist of a B.S. degree from Iowa State University, a Masters of Management degree from Northwestern University's Kellogg School of Management and a Juris Doctor, Cum Laude degree from Loyola University of Chicago.

     G. Reid Calcott was appointed as Chief Operating Officer of the Company in 1996. Prior to that Mr. Calcott had been appointed as Chief Financial Officer in 1993 and was elected a director effective January 1, 1994. From 1988 until 1993, Mr. Calcott served as a general management consultant to the Company. Mr. Calcott owns and monitors the business operations of California Quality Plastics, Inc., a producer of plastic products, and provides consulting services to and owns an interest in Robertson American of Mississippi, Inc., a ceramic casting company. Although he devoted substantially all of his time to serving as a director and the Chief Operating Officer of the Company, he is an officer and director of each of these two corporations.

     James B. Whitney had been the Company's Vice President, Marketing since 1987 and served as the Company's Director of Marketing from 1985 until 1987. He is responsible for marketing to all domestic and Canadian customers other than mass merchant retailers. Prior to joining the Company in 1985, Mr. Whitney was a classroom teacher and spent 14 years in sales and marketing of products in the school market.

     Dennis J. Graham had been an employee of the Company since 1984 and had served as the Company's Vice President, Business Development from 1988. In this capacity, he was responsible for all foreign sales and for the development of certain major product development programs. Prior to 1988, Mr. Graham served as the Company's Director of Product Development and as the Company's advertising manager. Prior to joining the Company, Mr. Graham served as advertising manager for Modern Curriculum Press, a publishing division of Simon & Schuster.

                                         (9)

     Kelly A. Cole has been employed by the Company since 1986 and has served as Vice President, Warehouse and Distribution since 1990. Prior to joining the Company, Mr. Cole served in Operations and Material Management with Terry Hinge, Inc., a manufacturer and importer of hardware.

     George C. Atamian joined the Company in 1993 as General Manager of the ExploraToy line, which develops and markets products to mass merchant retailers. Prior to April 1993, Mr. Atamian served as an independent consultant to the Company. From 1989 to 1992, Mr. Atamian was an officer of Super Science, Ltd., a science toy company. Prior to 1989, Mr. Atamian served as Vice President of Educational Science Products for the Bushnell division of Bausch and Lomb, a producer of optical products.

     Stephen E. Billis joined the Company in 1994 as Controller. He was appointed Corporate Secretary in 1996. From 1991 to 1993, Mr. Billis was Vice President, Finance and Administration of the Relays divisions of Teledyne, Inc. Prior to 1991, Mr. Billis was a Senior Audit Manager with the international accounting firm of Deloitte & Touche LLP. He received a Masters of Business Administration degree from the Anderson School of Management at UCLA.

     Each officer serves at the discretion of the Board of Directors.


                                  (10)

                                       PART II


ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Since April 15, 1994, the Company's Common Stock has traded on The Nasdaq Stock Market ("Nasdaq") under the symbol "EDIN".

     The following table sets forth the high and low sales prices per share for the Common Stock as reported by Nasdaq for fiscal years 1998 and 1997:

                                1998                             1997
                                ----                             ----
QUARTER ENDED            HIGH          LOW                HIGH            LOW
-------------            ----          ---                ----            ---
March 31                2 9/16        $1 1/4             $2 5/8         $1 3/4
June 30                 2 3/4          1 5/8              2 1/4          1 3/8
September 30            2 1/4          1 1/8              2 3/8          1 9/16
December 31             2 5/16         1 1/8              2 5/8          1 3/4


As of March 15, 1999, the approximate number of shareholders of record of the Common Stock was 114.

     The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payments of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.


ITEM 6:   SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                 1998         1997        1996        1995        1994
                                                                 ----         ----        ----        ----        ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Sales ......................................................   $ 39,235    $ 38,442   $ 41,276   $ 39,790    $ 45,640
  Cost of sales ..............................................     22,657      19,143     19,526     18,150      21,354
                                                                 --------    --------   --------   --------    --------
  Gross profit ...............................................     16,578      19,299     21,750     21,640      24,286
                                                                 --------    --------   --------   --------    --------
  Operating Expenses:
  Sales and marketing ........................................      7,513       7,770      8,216      9,242       6,943
  Warehousing and distribution ...............................      3,317       3,327      3,321      3,994       3,929
  Research and development ...................................      4,829       4,328      5,289      5,166       4,422
  General and administrative .................................      4,285       3,640      3,809      3,830       3,719
                                                                 --------    --------   --------   --------    --------
     Total operating expenses ................................     19,944      19,065     20,635     22,232      19,013
                                                                 --------    --------   --------   --------    --------
  Operating income (loss) ....................................     (3,366)        234      1,115       (592)      5,273
  Interest expense, net ......................................        406         207        233         21         104
  Other income, net ..........................................         43         135        431        346         208
                                                                 --------    --------   --------   --------    --------
  Income (loss) before provision (benefit) for income taxes ..     (3,729)        162      1,313       (267)      5,377
  Provision (benefit) for income taxes .......................     (1,445)         97        484        (95)        881
                                                                 --------    --------   --------   --------    --------
  Net income (loss) ..........................................   $ (2,284)   $     65   $    829   $   (172)   $  4,496
                                                                 --------    --------   --------   --------    --------
                                                                 --------    --------   --------   --------    --------

NET INCOME DATA (PRO FORMA FOR YEARS PRIOR TO 1995):
  Net income (loss) (1) ......................................   $ (2,284)   $     65   $    829   $   (172)   $  3,280
  Net income (loss) per share - basic and diluted (1), (2) ...   $  (0.32)   $   0.01   $   0.12   $  (0.02)   $   0.49
  Weighted average shares outstanding - basic (2) ............      7,040       7,040      7,040      7,040       6,725
  Weighted average shares outstanding - diluted (2) ..........      7,040       7,082      7,042      7,040       6,748

BALANCE SHEET DATA (AT PERIOD END):
  Working capital ............................................   $ 16,447    $ 19,143   $ 18,674   $ 17,982    $ 19,432
  Total assets ...............................................     29,729      30,130     30,904     28,254      28,282
  Total debt .................................................      4,814       1,685      2,295      1,394           0
  Shareholders' equity .......................................     21,239      23,519     23,464     22,584      22,828


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


                                       (11)

     (2) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in 1962 to develop and market supplemental educational materials to assist in the teaching of reading. Initially, the Company's product development and marketing efforts were concentrated on products for use primarily within the school environment. As sales of the Company's products for use at home increased, products were packaged for the home market and sales to this market began to grow rapidly through specialty retail stores. Sales peaked at $45,640,000 in 1994 by which time the Company had achieved distribution in most of the nation's specialty retail stores.
Sales decreased in the more recent years because sales of the Company's leading GeoSafari product line had matured and subsequently declined and the Company was unsuccessful in launching enough new products to offset this decline. The Company had difficulty in bringing new products to market in 1997 and 1998. However, subsequent to year end 1998, the Company implemented organizational changes that it believes will improve the product development process. Such organizational changes include the recent promotion of the former Vice-President and General Manager for the ExploraToy division to Vice President Product Concept, Development and Production and is now responsible for the development of all the Company's products.

     In 1990, the Company formed Educational Insights Limited, a United Kingdom company, to market and distribute the Company's products throughout the United Kingdom and other foreign countries. Sales of Educational Insights Limited were $3.0 million, $3.0 million and $2.8 million and income before taxes for the subsidiary was $15,000, $60,000 and $250,000 for the years ended December 31, 1998, 1997 and 1996 respectively. Income before taxes in 1998 and 1997 includes foreign exchange losses of $64,000 and $45,000, respectively, while income before taxes in 1996 included foreign exchange rate gains of $193,000. Foreign exchange gains/losses are reported in "Other income, net" in the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS:

     The following table sets forth certain data as a percentage of sales:

                                                  PERCENTAGE OF SALES
                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                1998       1997     1996
                                                ----       ----     ----
Sales ..................................        100.0%    100.0%   100.0%
Cost of sales ..........................         57.7      49.8     47.3
         Gross profit ..................         42.3      50.2     52.7
Operating expenses:
         Sales and marketing ...........         19.2      20.2     19.9
         Warehousing and distribution ..          8.5       8.7      8.1
         Research and development ......         12.3      11.2     12.8
         General and administrative ....         10.9       9.5      9.2
                                                -----     -----    -----
         Total operating expenses ......         50.9      49.6     50.0

Operating income (loss) ................         (8.6)      0.6      2.7
Interest expense, net ..................          1.0       0.6      0.7
                                                -----     -----    -----
Other income, net ......................          0.1       0.4      1.2

Income (loss) before provision
         (benefit) for income taxes ....         (9.5)      0.4      3.2


                                     (12)

1998 COMPARED TO 1997

     SALES. Sales increased by 2.1%, or $ 0.8 million, to $39.2 million in 1998 from $38.4 million in 1997. Although sales in the school market remained essentially unchanged, sales in the specialty retail market decreased by 16.1% while sales in the mass market increased 68.8%. The decrease in the specialty retail market reflects the continued decline of its historically leading product line, GeoSafari, which decline was not entirely offset by revenues from its newer products despite the success of the Company's new Math Shark and Talking Globe Jr. products. The decline in specialty retail sales was more than offset, however, by the increase in sales to the mass market. This was primarily the result of 1998 being the first full year of sales of the GeoSafari World as well as the introduction of certain product line extensions to the already successful Sea Monkeys-Registered Trademark- product line. The Sea Monkeys-Registered Trademark- product line is sold through all of the Company's channels and generated revenue of approximately $3.3 million in 1998 as compared to approximately $2 million in 1997.

     GROSS PROFIT. The Company's gross profit declined $2.7 million to $16.6 million in 1998 from $19.3 million in 1997. Expressed as a percentage of sales, the gross margin decreased to 42.3% in 1998 from 50.2% in 1997. The decrease was primarily the result of charges relating to excess inventory and recent decisions to discontinue certain low volume product lines as well as an increase in the proportion of sales to the mass market which generates somewhat lower margins than sales to other channels.

     SALES AND MARKETING EXPENSE. Sales and marketing expense decreased by 3.3%, or $0.3 million, to $7.5 million in 1998 from $7.8 million in 1997. Sales and marketing expense decreased to 19.2% of sales in 1998 from 20.2% of sales in 1997. The decrease was primarily the result of lower variable expenses resulting from the decline in sales to the specialty retail market.

     WAREHOUSING AND DISTRIBUTION EXPENSE. Warehousing and distribution expense remained essentially unchanged at $3.3 million in both 1998 and 1997. Expressed as a percentage of sales, warehousing and distribution expense decreased to 8.5% compared to 8.7% in 1997.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 11.6%, or $0.5 million, to $4.8 million in 1998 from $4.3 million in 1997. Research and development expense expressed as a percentage of sales increased to 12.3% in 1998 from 11.2% in 1997. This increase was primarily the result of charges relating to the Big Talk project that was cancelled in 1998 due to unresolved technical problems.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 17.7%, or $0.7 million, to $4.3 million in 1998 from $3.6 million in 1997. General and administrative expense expressed as a percentage of sales increased to 10.9% in 1998 from 9.5% in 1997. The increase was primarily the result of compensation expense relating to severance costs associated with organizational changes as well as costs associated with the recruitment and employment of the Company's new Chief Executive Officer.

     INTEREST EXPENSE, NET. Net interest expense increased by $199,000 to $406,000 in 1998 from $207,000 in 1997. This increase was due to increased borrowings under the Company's revolving line of credit which were used primarily to fund operating losses and capital expenditures.

     OTHER INCOME, NET. Net other income is primarily comprised of royalty income received by the Company from licenses of certain of its products and exchange rate gains/losses from its international operations and Canadian sales. Net other income decreased by 68.1% or $92,000 to $43,000 in 1998 from $135,000 in 1997. This decrease was principally due to foreign exchange rate losses totaling $147,000 in 1998 as compared to $96,000 in 1997

1997 COMPARED TO 1996

     SALES. Sales decreased by 6.9%, or $2.8 million, to $38.4 million in 1997 from $41.3 million in 1996. Sales in the school market remained essentially unchanged, sales in the specialty retail market decreased 18.3% while sales in the ExploraToy Division increased 36.9%. Sales in the Company's mass market software division which was closed at the end of 1996 were not significant; however, the Company continued to sell software in its traditional markets.

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


                                    (13)

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

     SALES AND MARKETING EXPENSE. Sales and marketing expense decreased by 5.4%, or $0.4 million, to $7.8 million in 1997 from $8.2 million in 1996. Sales and marketing expense increased to 20.2% of sales in 1997 from 19.9% of sales in 1996 because the decrease in sales and marketing expense, when expressed as a percentage, was less than the decrease in revenue. The decrease in actual spending was primarily due to the elimination of marketing expenses associated with the Company's mass market software division which was discontinued at the end of 1996.

     WAREHOUSING AND DISTRIBUTION EXPENSE. Warehousing and distribution expense remained essentially unchanged at $3.3 million in both 1997 and 1996. Expressed as a percentage of sales, warehousing and distribution expense increased to 8.7% compared to 8.1% in 1996. The Company expects warehousing and distribution costs to remain near the current levels in the foreseeable future.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development decreased 18.2%, or $1.0 million, to $4.3 million in 1997 compared to $5.3 million in 1996. Research and development expense as a percentage of sales decreased to 11.2% in 1997 from 12.8% in 1996. The decrease in 1997 was due primarily to the discontinuation of development of CD-ROM products.

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

QUARTERLY INFORMATION AND SEASONALITY

     The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and are lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year-end holiday selling seasons. The Company has typically experienced losses during the first quarter in the past and may experience such seasonal losses in the future, including the first quarter of 1999.

The following table sets forth, unaudited statement of operations data for each of the Company's last eight quarters. This unaudited quarterly financial information was prepared on the same basis as the annual information presented elsewhere in this Report and, in management's opinion, reflects all the adjustments (of normal recurring entries) necessary for a fair presentation of the information presented. The operating results for any quarter are not necessarily indicative of results for any future period. Net income per share computations for each quarter are independent of the year-end computations. Accordingly, the sum of said net income per share amounts for the four quarters of 1998 or 1997 which are based on average shares outstanding during each quarter, may not equal net income per share for the year which is based on average shares outstanding during the year.


                                    (14)

                                                                 QUARTER ENDED
                                                                 -------------
                                           MAR. 31,       JUNE 30,       SEPT. 30,     DEC. 31,
                                            1998            1998           1998          1998
                                          ---------      --------       ----------    ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                                      $  5,922       $  8,875       $ 12,084      $ 12,354
         Gross profit                         2,980          4,318          5,636         3,644
Operating expenses:
         Sales and marketing                  1,438          1,819          2,096         2,160
         Warehousing and distribution           851            798            874           794
         Research and development             1,112          1,138            928         1,651
         General and administrative             904            941            880         1,560
Operating income (loss)                      (1,325)          (378)           858        (2,521)
Income (loss) before provision
         (benefit) for income taxes          (1,275)          (463)           744        (2,735)
Net income (loss)                              (783)          (284)           462        (1,679)
Net income (loss) per share                $  (0.11)      $  (0.04)      $   0.07      $  (0.24)

                                                                 QUARTER ENDED
                                                                 -------------
                                            MAR. 31,     JUNE 30,       SEPT. 30,      DEC. 31,
                                             1997          1997            1997          1997
                                          ---------      --------       ----------    ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                                      $  6,347       $  8,473       $ 10,900      $ 12,722
         Gross profit                         3,291          4,343          5,477         6,188
Operating expenses:
         Sales and marketing                  1,523          1,668          2,147         2,432
         Warehousing and distribution           908            928            834           657
         Research and development             1,136          1,050            975         1,167
         General and administrative             942            926            812           960
Operating income (loss)                      (1,218)          (229)           709           972
Income (loss) before provision
         (benefit) for income taxes          (1,206)          (147)           563           952
Net income (loss)                              (746)           (83)           347           547
Net income (loss) per share                $  (0.11)      $  (0.01)      $   0.05      $   0.08


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

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company's working capital needs have been met through funds generated from operations and from the Company's revolving line of credit. The Company's principal need for working capital has been to meet peak inventory and accounts receivable requirements associated with its seasonal sales pattern. The Company increases inventory levels during the spring and summer months in anticipation of increasing shipments in the late summer and fall. Accounts receivable typically increase during the summer and fall because of the Company's use of extended payment programs, wherein sales are made to the Company's customers for which payment is deferred for one to three months based on the size of the sales orders. Due to said sales patterns, the largest customer orders are shipped during the summer and fall, hence increasing accounts receivable balances during the third and fourth quarters.

     Net cash used by operating activities was $1.6 million in 1998 compared to cash provided by operating activities of $0.6 million in 1997. This $2.2 million increase in the use of cash by operations was primarily due to the net loss of $2.3 million in 1998 compared to the net income of $0.1 million in 1997. A decrease of $1.6 million in accounts receivable was largely off-set by the $1.4 million decrease in accounts payable. In 1997, net cash provided by operating activities increased by $0.4 million to $0.6 million as compared to $0.2 million in 1996. This increase was primarily due to a combination of two factors. First, inventory levels only increased by $0.1 million in 1997 versus increasing by $1.5 million in 1996 (due primarily to a lower growth rate of ExploraToy inventory in 1997). Second, income taxes receivable of $0.7 million was received in 1996, however, income taxes of $0.4 million were paid in 1997. Additionally, cash was provided in 1997 by the reduction of Other Assets by $0.3 million from $0.9 million in 1996 to $0.6 million in 1997. This reduction was primarily the result of the collection of the long-term receivable established pursuant to the affiliated label sales program for the Company's CD-ROM products. This program was terminated in 1997 resulting in the Company receiving full payment of said receivable earlier than originally anticipated.

     Financing activities provided cash of $3.1 million in 1998 compared to cash used of $0.6 million in 1997. This was principally due to the $3.25 million increase in the line of credit outstanding at December 31, 1998 necessary to fund 1998 operating losses and capital expenditures as compared to the decrease in the line of credit outstanding experienced in 1997. Financing activities used $0.6 million of cash in 1997 compared to cash provided of $0.9 million in 1996. This was principally due to the $0.5 million decrease in the line of credit outstanding at December 31, 1997 compared to the increase in the line of credit experienced in 1996 necessary to fund the inventory growth during 1996.

     The Company currently has a revolving line of credit with a bank, which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 15, 1999, the Company may borrow up to $9 million. The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. As of December 31, 1998, the Company had obtained waivers for violations of certain financial ratio and annual net income covenants relating to the loan agreement. However, due to the nature of the debt coverage ratio, the Company would have been in violation of that loan covenant during the first three quarters of 1999 making the Company's long-term debt potentially callable. As such, the bank subsequently amended the loan agreement to waive said covenant until December 31, 1999. The Company had outstanding borrowings of $3.75 million and $0.5 million under its line of credit at December 31, 1998 and 1997, respectively.
 The Company's capital expenditures were $1.0 million in 1998, $0.8 million in 1997, and $0.5 million in 1996. The Company anticipates that 1999 capital expenditures will be less than $1 million with these expenditures primarily in the areas of new product tooling. The Company believes that borrowings available under the revolving line of credit and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

                                      (15)

The Company has an outstanding commitment in conjunction with the lease of its Tennessee warehouse facility. In 1992, a shareholder who is also a Director of the Company entered into a loan agreement with the Industrial Development Board of Maury County, Tennessee, for Industrial Development Revenue Bonds Series 1992, in the amount of $1,000,000 at 8% interest per annum, to construct a building being leased to the Company. The Company has guaranteed the loan with the Industrial Development Board of Maury County, Tennessee. Should the shareholder default on said loan the Company would be required to make the applicable loan payments but would offset such payments against the lease payments due to said shareholder.

YEAR 2000 UPDATE

     The Company is continuing the process of addressing the Year 2000 problem with an overall goal of ensuring that its critical systems, devices and business applications are suitable for continued use beyond 1999. The Company has completed its assessment phase wherein all of its hardware and software systems and all of the embedded systems contained in the Company's buildings, plant, equipment and other infrastructure have been assessed as to whether they will consistently and properly recognize the year 2000.

     The business accounting software and hardware, as well as certain warehouse management software are believed to be the Company's only critical systems with respect to which the Year 2000 problem is known to exist. The Company is using primarily external resources to reprogram or replace and test this software and hardware for Year 2000 compliance. With respect to the business accounting software and hardware, the Company completed this phase by the end of 1998. The upgrade or replacement of other critical and non-critical systems and devices is expected to be completed by June 30, 1999. The requirements for the correction of Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties.

     The total cost to the Company of these Year 2000 compliance activities have not been and are not expected to be material to its results of operations, liquidity or capital resources. None of the Company's other information technology projects have been delayed due to the implementation of Year 2000 remediation efforts.

     Based on the nature of the Company's business and the fact that no individual supplier or customer is material to its operations as a whole, management believes that the Year 2000 issue is not reasonably likely to have a materially adverse effect on the Company's results of operations, liquidity and financial condition. Should the above-described modifications to the Company's systems not adequately address the Year 2000 problem, the most likely worst case scenario is that there would be delays in the billing and collection of accounts receivable and accounts payable payments would be processed manually. The above does not address all possible catastrophic events including, but not limited to, failure of the power grid or area wide telecommunications systems as the Company is not aware that a material disruption in these basic infrastructures is reasonably likely to occur.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has determined that the effect of actual changes in fair-values, earnings or cash flows from market risk sensitive instruments is not expected to be material.

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

     None


                                     (16)

                                       PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 25, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998. Information with respect to executive officers is included in Part I of this report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with Section 16(a) of the Securities exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 25, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.


ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 25, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 25, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information contained under the caption "Certain Transactions" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 25, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.


                                   (17)

                                  PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          PAGE
                                                                          ----
(a)(1)   Financial Statements:

         Report of Deloitte & Touche LLP, Independent Auditors             F-1

         Consolidated Balance Sheets as of December 31, 1998 and 1997      F-2

         Consolidated Statements of Operations for each of the three
         years in the period ended December 31, 1998                       F-4

         Consolidated Statements of Shareholders' Equity for each of the
         three years in the period ended December 31, 1998                 F-5

         Consolidated Statements of Cash Flows for each of the three
         years in the period ended December 31, 1998                       F-6

         Notes to Consolidated Financial Statements                        F-7


(a)(2)   Financial Statement Schedule                                        *

         Independent Auditors' Report                                       20

         Schedule II - Valuation and Qualifying Accounts                    21

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c)      Index to Exhibits                                                  22


* All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.


                                     (18)

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Educational Insights, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 1999.


     EDUCATIONAL INSIGHTS, INC.
     (Registrant)


                                     By:  /s/ Theodore J. Eischeid
                                         --------------------------------
                                          Theodore J. Eischeid, President
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Educational Insights, Inc. and in the capacities indicated on April 14, 1999.


           Signature                       Title
           ---------                       -----
       /s/  Burton Cutler             Chairman of the Board
------------------------------
      Burton Cutler


    /s/ Theodore J. Eischeid          President and Chief Executive Officer
------------------------------
      Theodore J. Eischeid


     /s/ Stephen E. Billis            Vice President, Chief Financial Officer
------------------------------        and Secretary
      Stephen E. Billis                    (Principal Financial Officer)


      /s/ Gerald Bronstein            Director
------------------------------
      Gerald Bronstein


      /s/ Jay Cutler                  Director
------------------------------
      Jay Cutler


                                     (19)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Educational Insights, Inc.:

We have audited the accompanying consolidated balance sheets of Educational Insights, Inc. (the "Company") and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Educational Insights, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Los Angeles, California
March 10, 1999, except for
Notes 3 and 4, as to which the date is
April 14, 1999.

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS                                                        1998          1997
------                                                        ----          ----
CURRENT ASSETS:

Cash and cash equivalents                              $   748,000   $   235,000
         Accounts receivable, net of allowance for               0             0
         doubtful accounts of $551,000 in 1998
          and $412,000 in 1997                           8,520,000    10,478,000
         Inventory                                      12,075,000    12,086,000
         Prepaid expenses and other assets                 371,000       593,000
         Income taxes receivable                           230,000
         Other receivables                                  55,000       193,000
         Deferred income taxes                           1,558,000       750,000
                                                       -----------   -----------
         Total current assets                           23,557,000    24,335,000
                                                       -----------   -----------
PROPERTY AND EQUIPMENT, Net                              5,088,000     5,218,000
                                                       -----------   -----------
OTHER ASSETS                                               634,000       577,000
                                                       -----------   -----------
TOTAL                                                  $29,279,000   $30,130,000
                                                       -----------   -----------
                                                       -----------   -----------









See accompanying notes to consolidated financial statements.

                                                                     (Continued)

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

LIABILITIES AND SHAREHOLDERS' EQUITY                        1998          1997
------------------------------------                        ----          ----
CURRENT LIABILITIES:
         Current portion of long-term debt           $   134,000   $   121,000
         Line of credit                                3,750,000       500,000
         Accounts payable                              1,697,000     3,045,000
         Accrued expenses                              1,472,000     1,391,000
         Income taxes payable                                           34,000
         Deferred income                                  57,000       101,000
                                                     -----------   -----------
         Total current liabilities                     7,110,000     5,192,000
                                                     -----------   -----------
LONG TERM DEBT                                           930,000     1,064,000
                                                     -----------   -----------
DEFERRED INCOME TAXES                                                  355,000
                                                                   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Preferred stock, no par value; 10,000,000
         shares authorized; no shares issued
         Common stock, no par value;
         30,000,000 shares authorized:
         7,040,000 shares issued                      18,644,000    18,644,000
         Accumulated comprehensive income                134,000       130,000
         Retained earnings                             2,461,000     4,745,000
                                                     -----------   -----------
         Total shareholders' equity                   21,239,000    23,519,000
                                                     -----------   -----------
TOTAL                                                $29,279,000   $30,130,000
                                                     -----------   -----------
                                                     -----------   -----------




See accompanying notes to consolidated financial statements.
                                                                     (Concluded)

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          1998            1997            1996
                                                                          ----            ----            ----
SALES                                                                 $ 39,235,000    $ 38,442,000    $ 41,276,000
COST OF SALES                                                           22,657,000      19,143,000      19,526,000
                                                                      ------------    ------------    ------------
GROSS PROFIT                                                            16,578,000      19,299,000      21,750,000
                                                                      ------------    ------------    ------------
OPERATING EXPENSES:
         Sales and marketing                                             7,513,000       7,770,000       8,216,000
         Warehousing and distribution                                    3,317,000       3,327,000       3,321,000
         Research and development                                        4,829,000       4,328,000       5,289,000
         General and administrative                                      4,285,000       3,640,000       3,809,000
                                                                      ------------    ------------    ------------
         Total operating expenses                                       19,944,000      19,065,000      20,635,000
                                                                      ------------    ------------    ------------
OPERATING INCOME (LOSS)                                                 (3,366,000)        234,000       1,115,000
                                                                      ------------    ------------    ------------
OTHER INCOME (EXPENSE):
         Interest expense                                                 (434,000)       (273,000)       (304,000)
         Interest income                                                    28,000          66,000          71,000
         Other income, net                                                  43,000         135,000         431,000
                                                                      ------------    ------------    ------------
         Total other income (expense)                                     (363,000)        (72,000)        198,000
                                                                      ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
         FOR INCOME TAXES                                               (3,729,000)        162,000       1,313,000
PROVISION (BENEFIT) FOR INCOME TAXES                                    (1,445,000)         97,000         484,000
                                                                      ------------    ------------    ------------
NET INCOME (LOSS)                                                       (2,284,000)         65,000         829,000
                                                                      ------------    ------------    ------------
OTHER COMPREHENSIVE INCOME -
         Foreign currency translation adjustments
         Net of tax of $2,000, $(6,000) and $33,000 for the periods
         ended December 31, 1998, 1997 and 1996 respectively                 4,000         (10,000)         51,000
                                                                      ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                                           $ (2,280,000)   $     55,000    $    880,000
                                                                      ------------    ------------    ------------
                                                                      ------------    ------------    ------------
NET INCOME (LOSS) PER SHARE - Basic and Diluted                           $(0.32)          $0.01           $0.12
                                                                          -------          -----           -----
                                                                          -------          -----           -----
Weighted Average Number of
Common Shares Outstanding - Basic                                        7,040,000       7,040,000       7,040,000
                                                                      ------------    ------------    ------------
                                                                      ------------    ------------    ------------
Weighted Average Number of
Common Shares Outstanding - Diluted                                      7,040,000       7,082,000       7,042,000
                                                                      ------------    ------------    ------------
                                                                      ------------    ------------    ------------


See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                          ACCUMULATED
                                           COMMON        COMPREHENSIVE        RETAINED
                                           STOCK            INCOME            EARNINGS            TOTAL
                                       ------------      -------------      ------------       ------------
BALANCE, DECEMBER 31, 1995             $ 18,644,000      $     89,000       $  3,851,000       $ 22,584,000

         Translation adjustment                                51,000                                51,000

         Net Income                                                              829,000            829,000
                                       ------------      ------------       ------------       ------------
BALANCE, DECEMBER 31, 1996               18,644,000           140,000          4,680,000         23,464,000

         Translation adjustment                               (10,000)                              (10,000)

         Net Income                          65,000             65,000
                                       ------------      ------------       ------------       ------------
BALANCE, DECEMBER 31, 1997               18,644,000           130,000          4,745,000         23,519,000

         Translation adjustment                                 4,000                                 4,000

         Net Loss                                                             (2,284,000)        (2,284,000)
                                       ------------      ------------       ------------       ------------
BALANCE, DECEMBER 31, 1998             $ 18,644,000      $    134,000       $  2,461,000       $ 21,239,000
                                       ------------      ------------       ------------       ------------
                                       ------------      ------------       ------------       ------------


See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                 1998           1997             1996
                                                                 ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $(2,284,000)   $    65,000        829,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for doubtful accounts and sales returns               411,000        125,000        133,000
  Provision for inventory obsolescence                          1,600,000        282,000
  Deferred income taxes                                        (1,163,000)        61,000        (31,000)
  Depreciation and amortization                                 1,109,000      1,018,000        903,000
  Changes in operating assets and liabilities:
        Accounts receivable                                     1,555,000       (875,000)      (317,000)
        Inventory                                              (1,583,000)      (336,000)    (1,733,000)
        Prepaid expenses and other current assets                 222,000         70,000       (224,000)
        Other receivables                                         138,000        (30,000)      (139,000)
        Other assets                                              (54,000)       286,000       (506,000)
        Accounts payable                                       (1,362,000)       712,000       (202,000)
        Accrued expenses                                           81,000       (193,000)        87,000
        Deferred income                                           (44,000)      (156,000)       257,000
        Income taxes payable / receivable                        (264,000)      (403,000)     1,157,000
                                                               ----------     ----------    -----------
        Net cash (used in) provided by operating activities    (1,638,000)       626,000        214,000
                                                               ----------     ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (979,000)      (790,000)      (505,000)
                                                               ----------     ----------    -----------
        Net cash used in investing activities                    (979,000)      (790,000)      (505,000)
                                                               ----------     ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayment of) line of credit               3,250,000       (500,000)     1,000,000
  Repayment of long-term debt                                    (121,000)      (110,000)       (99,000)
                                                               ----------     ----------    -----------
        Net cash provided by (used in) financing activities     3,129,000       (610,000)       901,000
                                                               ----------     ----------    -----------
  Effect of exchange rate changes in cash                           1,000         (9,000)        30,000
                                                               ----------     ----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              513,000       (783,000)       640,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      235,000      1,018,000        378,000
                                                               ----------     ----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  748,000     $  235,000    $ 1,018,000
                                                               ----------     ----------    -----------
                                                               ----------     ----------    -----------

See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

     CASH AND CASH EQUIVALENTS - The Company's policy is to maintain its uninvested cash at minimum levels. For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE - Accounts receivable are principally from school supply distributors, specialty retail stores, toy superstores, and individuals. Certain of the Company's customers participate in an accounts receivable extended payment program where payment is delayed for up to 120 days depending on the size of the sales order. The Company performs ongoing credit evaluations of its customers and maintains reserves, which estimate the potential for doubtful accounts and future product returns. Allowance for sales returns approximated $338,000 and $200,000 at December 31, 1998 and 1997, respectively. Such reserves have been included in the allowance for doubtful accounts.

     INVENTORY - Inventory consists principally of finished goods held for sale and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. During the fourth quarter of 1998, the Company recorded an adjustment of approximately $1,300,000 relating to its decision to discontinue certain low volume product lines as well as the typical valuation reserve adjustment for excess inventory.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and include interest on funds borrowed to finance construction of building and improvements. Depreciation and amortization is computed on the straight-line method over the following estimated useful lives:

          Building and improvements          39 years
          Furniture, fixtures and equipment   5 years
          Molds, tools and dies               3 years
          Leasehold improvements              5 years

     REVENUE RECOGNITION - The Company recognizes revenue from product sales at the time of shipment. The Company also has license and royalty agreements with international manufacturers to license certain of its products. The agreements typically provide for continuing royalties based on unit sales by the licensee. Royalties are recognized when reported by the licensee. Royalties received in advance are deferred until shipments are reported by licensees. License fees and royalty revenues earned during 1998, 1997 and 1996, which are included in other income in the accompanying consolidated statements of income, were $308,000, $293,000, and $267,000, respectively.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs related to the designing, developing and testing of new educational products are charged to expense as incurred.

     INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted rates.

     OTHER INCOME, NET - Other income is presented in the accompanying consolidated statements of income net of other expenses of $109,000, $110,000 and $169,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents with high credit quality institutions. While no one customer accounted for more than 5% of sales in any year presented, the Company's aforementioned accounts receivable extended payment program has resulted in a limited number of customers whose accounts receivable balances have comprised up to 8% of the total accounts receivable balance at certain times of the year.

     FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts at the average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiary is included in a separate component of shareholders' equity. Foreign exchange losses for the year ended December 31, 1998 and 1997 were $147,000 and $96,000, respectively, of which $64,000 and $45,000 were recorded by the Company's foreign subsidiary. Foreign exchange gains for the year ended December 31, 1996 were $208,000 of which $193,000 were recorded by the Company's foreign subsidiary. Said gains were abnormally high due to the significant strength experienced by the British Pound Sterling during the fourth quarter of 1996.

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

     STOCK OPTION PLAN - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models even though such models were developed to estimate the fair value of freely tradable and fully transferable options, without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. Had the Company elected to measure compensation cost based on the fair value of stock options awarded in 1998, 1997 and 1996, the net loss and net loss per share - basic and diluted would have been $2,359,000 and $0.34, respectively, for the year ended December 31, 1998, the net income and net income per share - basic and diluted would have been $1,000 and $0.0, respectively, for the year ended December 31, 1997, the net income and net income per share - basic and diluted would have been $655,000 and $0.09, respectively, for the year ended December 31, 1996. Stock options issued during 1998 were valued using the Black-Scholes model using a risk-free interest rate of 4.92%, expected life of 60 months, expected volatility of 100% and expected dividends of zero.
     Vested and non-vested stock options repriced during 1997 were valued using the Black-Scholes model using a remaining expected life of 2 years and 4 years, respectively, a risk-free interest rate of 6.15% and 6.32% respectively, expected volatility of 78% and expected dividends of zero. Stock options issued during 1996 were valued using the Black-Scholes model using a risk-free interest rate of 6.2%, expected life of 60 months, expected volatility of 68% and expected dividends of zero.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 amounts to conform with the current year's presentation.


2.   PROPERTY AND EQUIPMENT

     The following are the components of property and equipment:

                                                   1998          1997
                                                   ----          ----
         Land                                  $   676,000  $   676,000
         Building and improvements               2,080,000    2,066,000
         Equipment                               3,129,000    2,779,000
         Office furniture and fixtures             617,000      617,000
         Vehicles                                   27,000       22,000
         Molds, tools and dies                   4,040,000    3,430,000
         Leasehold improvements                    236,000      236,000
                                               -----------  -----------
         Total                                  10,805,000    9,826,000
         Less accumulated depreciation and       5,717,000    4,608,000
                                               -----------  -----------
         Property and equipment - net          $ 5,088,000  $ 5,218,000
                                               -----------  -----------
                                               -----------  -----------

3.   LINE OF CREDIT

     The Company has a revolving line of credit agreement with a bank that is collateralized by substantially all of the Company's assets. Under the credit facility, the Company may borrow up to $9,000,000. Advances bear interest at .25% above the Bank's reference rate (7.75% at December 31, 1998) or 2.50% above the London Interbank Offer Rate (at the Company's option). The line of credit agreement expires June 15, 1999. The agreement requires the maintenance of certain financial ratios, annual net income amounts and tangible net worth amounts, and provides for various restrictions, including limitations on capital expenditures and additional indebtedness. Although the Company was in violation of certain of these loan covenants, the Company obtained the appropriate waivers as of December 31, 1998. See Note 4 for further discussion.

     Outstanding letters of credit, primarily related to imports from off-shore manufacturers, amounted to $43,000 at December 31, 1998.


4.   LONG-TERM DEBT

     Long-term debt represents a note payable bearing interest at 10%, which matures in 2005, payable in equal monthly installments and collateralized by land and building. Scheduled principal payments of long-term debt are $134,000 in 1999, $148,000 in 2000, $165,000 in 2001, $182,000 in 2002,
     $202,000 in 2003, and $233,000, thereafter.  As of December 31, 1998, the
     Company had obtained waivers for violations of certain financial ratio and annual net income covenants relating to the loan agreement described in Note 3. However, due to the nature of the debt coverage ratio, the Company would have been in violation of that loan covenant during the first three quarters of 1999 making this long-term debt potentially callable by the bank. As such, the bank has amended the loan agreement to waive said covenant until December 31, 1999.

5.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

          YEAR ENDED DECEMBER 31,
                                        1998           1997           1996
                                        ----           ----           ----
          Federal
             Current                $  (272,000)   $    (3,000)   $   469,000
             Deferred                (1,047,000)        74,000        (27,000)
                                    -----------    -----------    -----------
                                     (1,319,000)        71,000        442,000
                                    -----------    -----------    -----------
          State
             Current                     15,000          8,000         46,000
             Deferred                  (145,000)        (3,000)        (4,000)
                                    -----------    -----------    -----------
                                       (130,000)         5,000         42,000
                                    -----------    -----------    -----------
          Foreign
             Current                      4,000         21,000
             Deferred                         0              0
                                    -----------    -----------
                                    $     4,000         21,000
                                    -----------    -----------
                                    $(1,445,000)   $    97,000    $   484,000
                                    -----------    -----------    -----------
                                    -----------    -----------    -----------

     Deferred taxes arise from the recognition of certain items of revenue and expense for tax purposes in years different from those in which they are recognized in the financial statements. The major components of deferred tax assets and liabilities are as follows:

                                                        1998                            1997
                                             -------------------------       ------------------------
                                               FEDERAL          STATE         FEDERAL          STATE
          Inventory allowances               $  664,000       $ 81,000       $ 217,000        $27,000
          Inventory capitalization              217,000         27,000         153,000         19,000
          Accounts receivable and sales
           return allowance                     187,000         23,000         155,000         19,000
          State taxes                            55,000          7,000          49,000          6,000
          Vacation accrual                       82,000         10,000          60,000         10,000
          Other accrued liabilities             153,000         19,000          14,000          2,000
          Prepaid expenses                      (59,000)        (7,000)        (66,000)        (8,000)
          Foreign tax credit                     65,000          8,000          29,000          4,000
          Other                                  23,000          3,000          36,000          4,000
                                             ----------       --------       ---------       --------
          Net current deferred tax assets    $1,387,000       $171,000       $ 667,000       $ 83,000
                                             ----------       --------       ---------       --------
                                             ----------       --------       ---------       --------
          Deferred tax liability-
          depreciation                         (253,000)      $(31,000)       (315,000)       (40,000)
          Net operating loss carry
          forward                               279,000         34,000
                                             ----------       --------       ---------       --------
          Net non current deferred tax
          asset (liability)                  $   26,000       $  3,000       $(315,000)      $(40,000)
                                             ----------       --------       ---------       --------
                                             ----------       --------       ---------       --------

     A reconciliation of income tax expense (benefit) to the federal statutory rate follows:

                                                   YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                            1998           1997          1996

          Federal income tax at the     $(1,268,000)   $    74,000   $   446,000
          statutory rate
          State taxes, net of federal      (130,000)         2,000        33,000
          benefit
          Foreign taxes and other           (47,000)        21,000         5,000
                                        -----------    -----------   -----------
                                        $(1,445,000)   $    97,000   $   484,000
                                        -----------    -----------   -----------
                                        -----------    -----------   -----------

6.   RELATED PARTY TRANSACTIONS

     The Company's warehouse facility is leased from a significant shareholder for a term expiring April 2002. In addition to the base rent, the Company is responsible for property taxes, insurance and maintenance of the buildings. Until September 1995, the Company leased its principal office facility from the majority shareholder. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $342,000, $317,000 and $320,000,
     respectively, of which $300,000 in each year resulted from leases with related parties.

     Future minimum cash lease payments under non-cancelable operating leases as of December 31, 1998 are as follows:


                     YEAR ENDING DECEMBER 31,
                     ------------------------
                         1999                     $276,000
                         2000                      262,000
                         2001                      262,000
                         2002                       91,000
                         2003                            0
                                                  --------
                                                  $891,000
                                                  --------
                                                  --------


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

     A family member of a shareholder receives royalties from the Company based on sales of electronic products that were developed with the family member's assistance. Under the terms of the royalty agreement, the family member is to receive royalties equal to 1% of net sales of certain products up to a maximum of $150,000 per year. The agreement expires on December 31, 2010. Royalty expense under this agreement for the years ended December 31, 1998, 1997 and 1996 was $44,000, $71,000 and $88,000,
     respectively. In addition, this family member provides certain consulting services relating to the Company's new product development activities. Compensation expense for said services amounted to $6,000 in the year ended December 31, 1998 and $50,000 in each of the years ended December 31, 1997 and 1996.

     During 1996, the Company's subsidiary entered into a loan agreement with a company that is owned by the general manager of said subsidiary. The loan is collateralized by accounts receivable and bears interest at the rate of 8%. The outstanding balance at December 31, 1998 and 1997 of $227,000 and $309,000, respectively, is included in other assets in the accompanying consolidated balance sheet.


7.   PROFIT SHARING PLANS

     The Company has a noncontributory profit sharing plan covering substantially all of its employees who are eligible to participate after one year of service. There was no contribution expense in 1998 or 1997. Contribution expense for the year ended December 31, 1996, was $50,000. Participants vest in the Company's contributions over a period of six years.

     The Company has a salary savings and profit sharing plan which is available to all employees (the "Plan"). The Plan provides that all employees become eligible to participate after one year of service. Participants may elect to contribute up to 15% of their salary to the Plan. The Company is required to make a matching contribution equal to a minimum of 25% of each employee's contribution up to 4% of each employee's salary. The Company's contributions to this Plan for the years ended December 31, 1998, 1997, and 1996 were $40,000, $42,000, and $44,000, respectively. All participants vest 100% in Company contributions each December 31.

EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted earnings per share:

                                                            1998           1997          1996
                                                            ----           ----          ----
          Numerator for basic earnings (loss) per
          share-income available to common
          stockholders:

              Net income (loss)                         $(2,284,000)   $    65,000   $   829,000
                                                        -----------    -----------   -----------
          Denominator for basic earnings per share--
              Weighted - average shares outstanding:      7,040,000      7,040,000     7,040,000


             Effect of dilutive securities:
                   Stock options                                  0         42,000         2,000
                                                        -----------    -----------   -----------
          Denominator for diluted earnings
            per share -- Adjusted for weighted average
            shares and assumed conversions                7,040,000      7,082,000     7,042,000
                                                        -----------    -----------   -----------
                                                        -----------    -----------   -----------
             Basic earnings per share                        $(0.32)         $0.01         $0.12
                                                             ------          -----         -----
                                                             ------          -----         -----
             Diluted earnings per share                      $(0.32)         $0.01         $0.12
                                                             ------          -----         -----
                                                             ------          -----         -----


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

     A summary of the status of the Company's Stock Awards Plan as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                     1998                      1997                     1996
                                                     ----                      ----                     ----
                                                             WEIGHTED                 WEIGHTED                  WEIGHTED
                                                             AVERAGE                  AVERAGE                   AVERAGE
                                                             EXERCISE                 EXERCISE                  EXERCISE
                                               SHARES         PRICE     SHARES         PRICE     SHARES          PRICE
                                               ------        --------   ------        --------   ------         --------
          Outstanding at January 1             276,910      $    1.75   276,910      $    2.98   253,680      $    3.31
          Granted                              315,000           1.54                             63,500           1.87
          Canceled                              24,850           1.75   276,910           2.98    40,270           3.31
          Repriced                                                      276,910           1.75
                                               -------      ---------   -------      ---------   -------      ---------
          Outstanding at December 31           567,060           1.63   276,910           1.75   276,910           2.98
                                               -------                  -------                  -------
                                               -------                  -------                  -------
          Options exercisable at year-end      214,728                  193,910                  122,773

          Weighted average fair value
          of options granted during
          the year                             $  1.18                  $  0.95                  $  1.16


     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                  OPTIONS OUTSTANDING                                 OPTIONS EXERCISEABLE
                                  -----------------------------------------------------         ---------------------------------
                                                          WEIGHTED
                                                          AVERAGE              WEIGHTED                                  WEIGHTED
                                    NUMBER               REMAINING             AVERAGE              NUMBER               AVERAGE
           RANGE OF               OUTSTANDING           CONTRACTUAL            EXERCISE          EXERCISEABLE            EXERCISE
       EXERCISE PRICES            AT 12/31/98               LIFE                PRICE            AT 12/31/98              PRICE
       ---------------            -----------           -----------            --------          ------------            --------
         1.50 - 2.38                567,060                 8.2                  1.63              214,728                 1.75


10.  ROYALTY LICENSE AGREEMENTS

     Under the terms of various license agreements, the Company is obligated to pay the licensors royalties equal to specified percentages of the sales of the Company's products subject to the license agreements. Certain license agreements require the Company to pay an advance against future royalties, which would be due based on a units sold basis. Such advances have been included in other assets in the accompanying consolidated balance sheets and amounted to approximately $158,000 at December 31, 1998 and $160,000 at December 31, 1997.


11.  SUPPLEMENTAL CASH FLOW INFORMATION

                                               1998        1997         1996
                                               ----        ----         ----
      Cash paid during the year for:
      Interest                              $396,000    $281,000     $288,000

      Income taxes                          $11,000     $349,000

      Cash received during the year from                             $672,000
      income taxes

12.  SEGMENT INFORMATION

     The Company's operating segments have similar economic characteristics and, as such, the Company is considered to be a single operating segment in conformity with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The business activities of said operating segment are the design, development and sale of various supplemental educational products. Following is the relevant geographic and long-lived asset information.

                                            1998                              1997                             1996
                                            ----                              ----                             ----
                                                   LONG-LIVED                        LONG-LIVED                        LONG-LIVED
                                   REVENUES          ASSETS         REVENUES           ASSETS          REVENUES          ASSETS
                                 -----------      -----------      -----------      -----------      -----------      -----------
          United States          $34,064,000      $ 5,088,000      $33,293,000      $ 5,218,000      $35,646,000      $ 5,446,000
          Foreign Countries        5,171,000                         5,149,000                         5,630,000
                                 -----------      -----------      -----------      -----------      -----------      -----------
          TOTAL                  $39,235,000      $ 5,088,000      $38,442,000      $ 5,218,000      $41,276,000      $ 5,446,000
                                 -----------      -----------      -----------      -----------      -----------      -----------
                                 -----------      -----------      -----------      -----------      -----------      -----------


                                    ************

                            INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Educational Insights, Inc.:

We have audited the consolidated financial statements of Educational Insights, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 10, 1999; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Los Angeles, California
March 10, 1999, except for
Notes 3 and 4, as to which the date is
April 14, 1999

                                      (20)

                                                                     Schedule II

                             EDUCATIONAL INSIGHTS, INC.

                         VALUATION AND QUALIFYING ACCOUNTS

                     Three Year Period Ended December 31, 1998

                                                                    Balance at      Additions           Deductions       Balances
                                                                    Beginning       Charged to             From           at End
                                                                     of Year        Operations           Reserves         of Year
                                                                    ----------      ----------         -----------       ---------
Allowances for doubtful accounts year ended:
         December 31, 1996..................................         319,000           133,000           154,000          298,000
         December 31, 1997..................................         298,000                              86,000          212,000
         December 31, 1998..................................         212,000            89,000            88,000          213,000

Reserve for sales returns year ended:
         December 31, 1996................................. .         75,000                                               75,000
         December 31, 1997..................................          75,000           125,000                            200,000
         December 31, 1998..................................         200,000           322,000           184,000          338,000

Reserve for inventory obsolescence year ended:
         December 31, 1996..................................         875,000                             240,000           635,000
         December 31, 1997..................................         635,000           282,000           306,000           611,000
         December 31, 1998..................................         611,000         1,600,000           259,000         1,952,000


                                         (21)

                                  INDEX TO EXHIBITS

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number   Description                                                  Page
--------  -----------                                              ------------
 3.1      Restated Articles of Incorporation of the Company  (1)
 3.2      Bylaws of the Company  (1)
 4        Specimen Stock Certificate of the Company (1)
 10.1*    Stock Awards Plan and form of stock option agreement (1)
 10.2     Lease, dated March 25, 1985, between the Company and
          Burton and Diana P. Cutler for the facility in
          Dominguez Hills, California   (1)
 10.3     Real Estate Lease, dated April 27, 1992, between the
          Company and Jay A. and Karen D. Cutler for the
          facility in Columbia, Tennessee  (1)
 10.4     Loan and Security Agreement, dated August 31, 1993,
          between the Company and Union Bank  (1)
 10.5     Merchandising License Agreement, dated August 24,
          1993, between the Company and ELP Communications
          Merchandising (1)
 10.6     Royalty Agreement, dated May 12, 1993, between the
          Company and Stanley Cutler  (1)
 10.7     Form of Indemnification Agreement   (1)
 10.8     Promissory Note, dated April 27, 1992, by Jay A.
          Cutler in  favor of the Company  (1)
 10.9     Agreement of Unconditional Guaranty, dated April 27,
          1992, between the Company and The Industrial
          Development Board of Maury County, Tennessee   (1)
 10.10    Form of Employee Non-Disclosure Agreement  (1)
 10.11    Form of Tax Allocation and Indemnification Agreement (1)
 10.12    Development and Distribution Agreement, dated July 9,
          1992, between the Company and the National Geographic
          Society  (1)
 10.13    License Agreement, dated January 31, 1991, between the
          Company and the Smithsonian Institution  (1)
 10.14    Amended and Restated Loan and Security Agreement,
          dated September 29, 1994 between the Company and Union
          Bank  (2)
 10.15    First Amendment to Amended and Restated Loan and
          Security Agreement, dated December 15, 1994 between
          the Company and Union Bank for financing the purchase
          of Carson, California facility  (2)
 10.16    Second Amendment to Amended and Restated Loan and
          Security Agreement, dated August 29, 1994 to delete
          accounts receivable borrowing base limitation
 10.17    Amended and Restated Loan Agreement dated May 27, 1997
          between the Company and Union Bank of California (3)
 10.18    First Amendment to Amended and Restated Loan Agreement
          dated December 29, 1997 between the Company and Union
          Bank of California to provide security interest in all
          inventory and to reduce minimum profitability
          requirement. (4)
 10.19    Directors Stock Option Plan No. 1 and form of Stock
          Option Agreement (5)
 10.20    Amended and Restated Loan Agreement dated September 3,
          1998 between the Company and Union Bank of California (6)
 10.21    Employment Agreement dated September 4, 1998 between
          the Company and Theodore J. Eischeid (6)
 16       Letter Re  Change in Certifying Accountant  (1)
 27       Subsidiaries of the Company  (1)
 27.1     FDS


     *    Management contract or compensating plan or arrangement

     (1) Incorporated by reference to the exhibits to the Registration statement on Form S-1 (Registration No. 33-75672) filed on February 25, 1994, as amended by Amendment No. 1 filed on April 8, 1994, and Amendment No. 2 filed on April 15, 1994

     (2) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1994

     (3) Incorporated by reference to the exhibit to Form 10-Q for the quarterly period ended June 30, 1997

     (4) Incorporated by reference to the exhibit to Form 10-K for the fiscal year ended December 31, 1997

     (5) Incorporated by reference to the exhibits to Form 10-Q for the quarterly period ended March 31, 1998

     (6) Incorporated by reference to the exhibits to Form 10-Q for the quarterly period ended September 30, 1998


                                       (22)