Form 10-Q
period 1999-03-31
EDUCATIONAL INSIGHTS INC
filed 1999-05-14
CIK 919570

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    -----------------------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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
                                 Yes     X       No
                                     ---------      ---------

As of May 10, 1999 there were 7,040,000 shares of common stock outstanding.

Total number of sequential pages:   10      There are no Exhibits in this
                                  ------    document; hence no Exhibit Index.

------------------------------------------------------------------------------

                                     Page 1 of 10 sequentially numbered pages.

PART I - ITEM 1.  FINANCIAL STATEMENTS

                           EDUCATIONAL INSIGHTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
       (Unaudited, except for December 31, 1998 balance sheet information)


                                     ASSETS

                                                                                 MARCH 31,           DECEMBER 31,
                                                                                   1999                 1998
                                                                                   ----                 ----
CURRENT ASSETS:
         Cash and cash equivalents                                               $    841             $   748
         Accounts receivable, less allowance for doubtful accounts of
              $414 in 1999 and $551 in 1998.                                        6,433               8,520
         Inventory                                                                 12,046              12,075
         Income taxes receivable                                                      230                 230
         Other receivables                                                             52                  55
         Prepaid expenses and other current assets                                    722                 371
         Deferred income taxes                                                      1,833               1,558
                                                                             ----------------    -----------------
              Total current assets                                                 22,157              23,557
                                                                             ----------------    -----------------
PROPERTY AND EQUIPMENT, Net                                                         5,004               5,088
                                                                             ----------------    -----------------

OTHER ASSETS                                                                          697                 634
                                                                             ----------------    -----------------

TOTAL                                                                            $ 27,858             $29,279
                                                                             ----------------    -----------------
                                                                             ----------------    -----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt                                       $    134             $   134
         Line of credit                                                             2,600               3,750
         Accounts payable                                                           1,859               1,697
         Accrued expenses                                                           1,605               1,472
         Deferred income                                                               57                  57
                                                                            -----------------    -----------------
              Total current liabilities                                             6,255               7,110
                                                                            -----------------    -----------------
LONG TERM DEBT                                                                        897                 930
                                                                            -----------------    -----------------

SHAREHOLDERS' EQUITY
         Preferred stock, no par value; 10,000,000 shares authorized;
              no shares issued
         Common stock, no par value; 30,000,000 shares authorized;
              7,040,000 shares issued in 1999 and 1998                             18,644              18,644
         Accumulated other comprehensive income - foreign currency
         translation adjustments                                                      122                 134
         Retained earnings                                                          1,940               2,461
                                                                            -----------------    -----------------
              Total shareholders' equity                                           20,706              21,239
                                                                            -----------------    -----------------

TOTAL                                                                            $ 27,858             $29,279
                                                                             ----------------    -----------------
                                                                             ----------------    -----------------

          See accompanying notes to consolidated financial statements.

                                     Page 2 of 10 sequentially numbered pages.

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                --------------------------------------
                                                                      1999                 1998
                                                                      ----                 ----
SALES                                                                $ 7,639              $ 6,005
COST OF SALES                                                          4,086                3,005
                                                                -----------------    -----------------
GROSS PROFIT                                                           3,553                3,000
                                                                -----------------    -----------------

OPERATING EXPENSES:
     Sales and marketing                                               1,518                1,438
     Warehousing and distribution                                        690                  788
     Research and development                                            960                1,112
     General and administrative                                          998                  904
                                                                -----------------    -----------------
              Total operating expenses                                 4,166                4,242
                                                                -----------------    -----------------

OPERATING LOSS                                                          (613)              (1,242)
                                                                -----------------    -----------------

OTHER INCOME (EXPENSE):
     Interest expense                                                    (85)                 (36)
     Interest income                                                       6                    6
     Other expense, net                                                 (113)                  (3)
                                                                -----------------    -----------------
              Total other expense                                       (192)                 (33)
                                                                -----------------    -----------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                    (805)              (1,275)
BENEFIT FOR INCOME TAXES                                                (284)                (492)
                                                                -----------------    -----------------

NET LOSS                                                                (521)                (783)
                                                                -----------------    -----------------

OTHER COMPREHENSIVE INCOME-
     Foreign currency translation adjustments
     (Net of tax of $(8) in 1999 and $4 in 1998)                         (12)                   6

COMPREHENSIVE LOSS                                                   $  (533)             $  (777)
                                                                -----------------    -----------------
                                                                -----------------    -----------------

NET LOSS PER SHARE - Basic and Diluted                               $ (0.07)             $ (0.11)
                                                                -----------------    -----------------
                                                                -----------------    -----------------

Weighted Average Number of Common Shares
     Outstanding - Basic and Diluted                                   7,040                7,040
                                                                -----------------    -----------------
                                                                -----------------    -----------------

          See accompanying notes to consolidated financial statements.

                                     Page 3 of 10 sequentially numbered pages.

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             --------------------------------------
                                                                                   1999                 1998
                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $  (521)             $  (783)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for doubtful accounts and sales returns                                 62                  (37)
     Provision of inventory obsolesence                                               105
     Depreciation                                                                     314                  214
     Deferred income taxes                                                           (275)
     Changes in operating assets and liabilities:
         Accounts receivable                                                        1,984                4,185
         Inventory                                                                   (120)              (1,272)
         Income taxes receivable                                                                          (495)
         Other receivables                                                              3                    3
         Prepaid expenses and other current assets                                   (351)                (398)
         Other assets                                                                 (71)                 (79)
         Accounts payable                                                             254                 (328)
         Accrued expenses                                                             133                  (74)
         Deferred income                                                                                    (2)
         Income taxes payable                                                                              (20)
                                                                             -----------------    -----------------
              Net cash provided by operating activities                             1,517                  914
                                                                             -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (230)                (327)
                                                                             -----------------    -----------------
              Net cash used in investing activities                                  (230)                (327)
                                                                             -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in line of credit                                                (1,150)                (500)
     Repayments of long-term debt                                                     (33)                 (30)
                                                                             -----------------    -----------------
              Net cash used in financing activities                                (1,183)                (530)
                                                                             -----------------    -----------------

Effect of exchange rate changes on cash                                               (11)                   3
                                                                             -----------------    -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                93                   60
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        748                  235
                                                                             -----------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   841              $   295
                                                                             -----------------    -----------------
                                                                             -----------------    -----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                                 $    94              $    46
         Income taxes paid                                                                             $    16


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

         The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1998. The Company's fiscal year ends December 31. The results of operations for the period ended March 31, 1999, are not indicative of the results that might be expected for the full fiscal year.

         Certain reclassifications have been made to the 1998 amounts to conform with the current year's presentation.

2.   INVENTORY

         Inventory consists principally of finished goods held for sale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                                     Page 5 of 10 sequentially numbered pages.

PART I - ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

         Consolidated sales were $7,639,000 for the first quarter ended March 31, 1999, an increase of 27.2%, or $1,634,000, compared to the same period in 1998. Net loss was $521,000 or $0.07 per share compared with a net loss of $783,000 or $0.11 per share for the same period in 1998. The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "Back-to-school" and year-end holiday selling seasons. The Company typically experiences losses during the first quarter.

SALES

         Sales increased by 27.2%, or $1,634,000, to $7,639,000 in the quarter ended March 31, 1999 from $6,005,000 in the quarter ended March 31, 1998. This increase was due primarily to increased sales to school supply dealers and to specialty retail stores of approximately $800,000 and $600,000, respectively. This was principally due to high product sell-through in the fourth quarter of 1998, and resulted in certain customers requesting shipments earlier in the year than experienced in the prior year in order to replenish their inventories. Although the Company does not expect similar percentage sales level increases during the remainder of the year, an overall increase in sales compared to the prior year is projected.

GROSS PROFIT

         Gross profit margin as a percentage of sales decreased to 46.5% for the quarter ended March 31, 1999 from 50.0% for the same period in 1998. This decrease is primarily due to the product mix of sales to the school and specialty retail markets resulting in a higher percentage of sales of certain lower margined products, increased depreciation due to the higher levels of new product tooling purchased in 1998 compared to 1997 and, higher sales allowances and material handling charges related to the Company's UK subsidiary. The Company does not expect a significant change in gross profit margin for the remainder of the year from that experienced in the first quarter of 1999.

SALES AND MARKETING EXPENSE

         Although sales and marketing expense increased $80,000 to $1,518,000 from $1,438,000 for the same period in 1998, when expressed as a percentage of sales, sales and marketing expense decreased to 19.9% from 23.9% due to higher sales volume in the first quarter of 1999. The increase in absolute dollars is primarily due to marketing expenses relating to the Company's Learning Advantage division which was launched in 1999 to provide the Company with a direct channel to its school market for certain of its products.

WAREHOUSING AND DISTRIBUTION EXPENSE

         Warehousing and distribution expense decreased $98,000 to $690,000 from $788,000 for the same period in 1998. Warehousing and distribution expense, when expressed as a percentage of sales, decreased to 9.0% as compared to 13.1% for the same period in 1998. The principal reason for the decrease is due to increased efficiencies in warehouse operations primarily due to the implementation of a new warehouse management system during 1998.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expense decreased $152,000 to $960,000 from $1,112,000 for the same period in 1998 in large part due to the limited use of outside consultants in 1999 compared to 1998. When expressed as a percentage of sales, research and development expense decreased to 12.6% from 18.5% primarily as a result of the increased sales volume in 1999.

                                     Page 6 of 10 sequentially numbered pages.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense increased $94,000 to $998,000 for the quarter ended March 31, 1999 compared to $904,000 for the same period in 1998 principally due to increased customer service staffing, as well as increased compensation, travel and moving expenses relating to the Company's new President. When expressed as a percentage of sales, general and administrative expense decreased to 13.1% from 15.1% in the first quarter of 1998 as a result of the increased sales volume in the current quarter. The Company expects general and administrative expenses, in absolute dollars, to continue to exceed the prior year amounts during the remainder of 1999.

INTEREST EXPENSE

         Interest expense increased $49,000 to $85,000 from $36,000 for the same period in 1998 primarily due to increased borrowings under the Company's line of credit principally as a result of the operating loss incurred in 1998.

OTHER EXPENSE

         Other expense, net increased by $110,000 to $113,000 in 1999 from $3,000 in 1998. This decrease was principally due to foreign exchange rate losses totaling approximately $67,000 in 1999 as compared to foreign exchange rate gains of $27,000 during the same period in 1998 experienced by the Company's subsidiary in the UK due to the relative weakness of the Pound Sterling.

LIQUIDITY & CAPITAL RESOURCES

         In recent years, the Company's working capital needs have been met through funds generated from operations and from the Company's revolving line of credit. The Company's principal need for working capital has been to meet peak inventory and accounts receivable requirements associated with its seasonal sales patterns. The Company increases inventory levels during the spring and summer months in anticipation of increasing shipments in the summer and fall. Accounts receivable have historically increased during the summer and fall because of the Company's use of extended payment programs wherein sales are made to the Company's customers for which payment is deferred for one to three months based on the size of the sales orders. Due to these sales patterns, the largest customer orders are shipped during the summer and fall, hence increasing accounts receivable balances during the third and fourth quarters.

         During the quarter ended March 31,1999, the Company's source of funds was net cash provided by operating activities, primarily from the collection of outstanding accounts receivable.

         The principal uses of cash during the period ended March 31, 1999 were an increase in prepaid expenses of $351,000 and an increase in deferred income taxes of $275,000 as well as repayment of outstanding borrowings under the Company's revolving line of credit of $1,150,000. Capital spending of $230,000 during the quarter was primarily for tooling relating to new products.

         The Company currently has a revolving line of credit with a bank which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 15, 1999, the Company may borrow up to $9 million. Advances bear interest at .25% above the bank's reference rate (7.75% at March 31, 1999) or 2.50% above the London Interbank Offer Rate (at the Company's option.) The agreement requires the maintenance of certain financial ratios, minimum annual net income amounts and tangible net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At March 31, 1999, the Company was in violation of one of the loan covenants. The bank subsequently amended the loan agreement to waive said covenant until December 31, 1999. At March 31, 1999, the Company had $2,600,000 of outstanding borrowings against this line of credit.

         The Company believes that borrowings available under the revolving line of credit, if and when renewed, and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

                                     Page 7 of 10 sequentially numbered pages.

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

         The business accounting software and hardware, as well as certain warehouse management software are believed to be the Company's only critical systems with respect to which the Year 2000 problem is known to exist. The Company is using primarily external resources to reprogram or replace and test this software and hardware for Year 2000 compliance. With respect to the business accounting software and hardware, the Company completed this phase by the end of 1998. The upgrade or replacement of other critical and non-critical systems and devices is expected to be completed by June 30, 1999 The requirements for the correction of Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS
                  None

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

                                       EDUCATIONAL INSIGHTS, INC.
                                       (Registrant)


Date:    May 10, 1999           By:          /s/ Theodore J. Eischeid
                                      ----------------------------------------
                                      Theodore J. Eischeid
                                      President and Chief Executive Officer


Date:    May 10, 1999           By:          /s/ Stephen E. Billis
                                      ----------------------------------------
                                      Stephen E. Billis
                                      Vice President and Chief Financial
                                        Officer


                                    Page 10 of 10 sequentially numbered pages.