Form 10-Q
period 1999-06-30
EDUCATIONAL INSIGHTS INC
filed 1999-08-16
CIK 919570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    -----------------------------------------



                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

       Registrant's telephone number, including area code: (310) 884-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X    No
                                                      -----    ----

As of July 29, 1999 there were 7,040,000 shares of common stock outstanding.


Total number of sequential pages:      11          Exhibit Index is on page 11.
                                    --------


-------------------------------------------------------------------------------

                                       Page 1 of 11 sequentially numbered pages

PART I.  ITEM 1.   FINANCIAL STATEMENTS

                           EDUCATIONAL INSIGHTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
       (Unaudited, except for December 31, 1998 balance sheet information)

                                                        ASSETS

                                                                                  JUNE 30,            DECEMBER 31,
                                                                                    1999                  1998
                                                                                    ----                  ----

CURRENT ASSETS:
         Cash and cash equivalents                                               $    518             $   748
         Accounts receivable, less allowance for doubtful accounts of
              $307 in 1999 and $551 in 1998.                                        8,980               8,520
         Inventory                                                                 13,559              12,075
         Income taxes receivable                                                      230                 230
         Other receivables                                                             60                  55
         Prepaid expenses and other current assets                                    729                 371
         Deferred income taxes                                                      1,899               1,558
                                                                             ----------------    -----------------
              Total current assets                                                 25,975              23,557
                                                                             ----------------    -----------------
PROPERTY AND EQUIPMENT, Net                                                         4,786               5,088
                                                                             ----------------    -----------------

OTHER ASSETS                                                                          726                 634
                                                                             ----------------    -----------------

TOTAL                                                                              $31,487            $29,279
                                                                             ----------------    -----------------



                                            LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
         Current portion of long-term debt                                       $   134              $   134
         Line of credit                                                            5,393                3,750
         Accounts payable                                                          3,058                1,697
         Accrued expenses                                                          1,431                1,472
         Deferred income                                                              40                   57
                                                                            -----------------    -----------------
              Total current liabilities                                           10,056                7,110
                                                                            -----------------    -----------------
LONG TERM DEBT                                                                       864                  930
                                                                            -----------------    -----------------

SHAREHOLDERS' EQUITY
         Preferred stock, no par value; 10,000,000 shares authorized;
              no shares issued
         Common stock, no par value; 30,000,000 shares authorized;
              7,040,000 shares issued in 1999 and 1998                            18,644               18,644
         Accumulated other comprehensive income - foreign currency
              translation adjustments                                                120                  134
         Retained earnings                                                         1,803                2,461
                                                                            -----------------    -----------------
              Total shareholders' equity                                          20,567               21,239
                                                                            -----------------    -----------------

TOTAL                                                                            $31,487              $29,279
                                                                            -----------------    -----------------


                   See accompanying notes to consolidated financial statements.

                                       Page 2 of 11 sequentially numbered pages

                                             EDUCATIONAL INSIGHTS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share amounts)
                                                     (Unaudited)



                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
                                                                   ------------------------     -----------------------
                                                                       1999           1998           1999          1998
                                                                       ----           ----           ----          ----
SALES                                                                $9,035         $8,990        $16,674       $14,995
COST OF SALES                                                         4,770          4,470          8,856         7,475
                                                                   ---------     ----------      ---------    ----------
GROSS PROFIT                                                          4,265          4,520          7,818         7,520
                                                                   ---------     ----------      ---------    ----------

OPERATING EXPENSES:
   Sales and marketing                                                1,845          1,858          3,363         3,296
   Warehousing and distribution                                         719            846          1,409         1,634
   Research and development                                             864          1,138          1,824         2,250
   General and administrative                                           923            941          1,921         1,845
                                                                   ---------     ----------      ---------    ----------

      Total operating expenses                                        4,351          4,783          8,517         9,025
                                                                   ---------     ----------      ---------    ----------

OPERATING (LOSS)                                                       (86)          (263)          (699)       (1,505)
                                                                   ---------     ----------      ---------    ----------

OTHER INCOME (EXPENSE):
     Interest expense                                                 (105)           (73)         (189)         (109)
     Interest income                                                      6              7            12            13
     Other expense, net                                                (17)          (134)         (130)         (137)
                                                                   ---------     ----------     ---------     ---------
            Total other expense                                       (116)          (200)         (307)         (233)
                                                                   ---------     ----------     ---------    ----------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                  (202)          (463)       (1,006)       (1,738)
BENEFIT FROM INCOME TAXES                                              (65)          (179)         (348)         (671)
                                                                   ---------     ----------     ---------    ----------

NET LOSS                                                              (137)          (284)         (658)       (1,067)
                                                                   ---------     ----------     ---------    ----------

OTHER COMPREHENSIVE INCOME-
  Foreign currency translation adjustments
  the three and six month period ended June 30, 1999 and
  1998, respectively)                                                   (2)            (2)          (14)             4
                                                                   ---------     ----------     ---------    ----------

COMPREHENSIVE LOSS                                                   $(139)         $(286)        $(672)     $ (1,063)
                                                                   ---------     ----------     ---------    ----------
                                                                   ---------     ----------     ---------    ----------

NET LOSS PER SHARE - Basic and Diluted                             $ (0.02)       $ (0.04)      $ (0.09)       $(0.15)
                                                                   ---------     ----------     ---------    ----------
                                                                   ---------     ----------     ---------    ----------


Weighted average Number of Common Shares
      Outstanding - Basic and Diluted                                 7,040          7,040         7,040         7,040
                                                                   ---------     ----------     ---------    ----------
                                                                   ---------     ----------     ---------    ----------


                 See accompanying notes to consolidated financial statements.

                                       Page 3 of 11 sequentially numbered pages

                                               EDUCATIONAL INSIGHTS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                       (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                ---------------------------------
                                                                                       1999                1998
                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $  (658)         $   (1,067)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for doubtful accounts and sales returns                                  182                 112
     Provision of inventory obsolescence                                                205                (241)
     Depreciation                                                                       631                 531
     Deferred income taxes                                                             (341)
     Changes in operating assets and liabilities:
         Accounts receivable                                                           (703)              2,234
         Inventory                                                                   (1,770)             (3,628)
         Income taxes receivable                                                                           (690)
         Other receivables                                                               (5)                 60
         Prepaid expenses and other current assets                                     (358)               (331)
         Other assets                                                                  (107)               (587)
         Accounts payable                                                             1,518               1,125
         Accrued expenses                                                               (41)                (41)
         Deferred income                                                                (17)                (82)
         Income taxes payable                                                                               (21)
                                                                              ---------------     ---------------
              Net cash used in operating activities                                   (1464)             (2,626)
                                                                              ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (329)               (526)
                                                                               ---------------     ---------------
              Net cash used in investing activities                                     (329)               (526)
                                                                               ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in line of credit                                                    1,643               3,000
     Repayments of long-term debt                                                        (66)                (59)
                                                                              ---------------     ---------------
              Net cash provided by financing activities                                1,577               2,941
                                                                              ---------------     ---------------

Effect of exchange rate changes on cash                                                  (14)
                                                                              ---------------     ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (230)               (211)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           748                 235
                                                                              ---------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   518              $   24
                                                                              ---------------     ---------------
                                                                              ---------------     ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest                                                                    $   192              $   98
        Income taxes paid                                                           $     1              $   43


                                       Page 4 of 11 sequentially numbered pages

                            EDUCATIONAL INSIGHTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       GENERAL
         -------

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

         The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1998. The Company's fiscal year ends December 31. The results of operations for the period ended June 30, 1999, are not indicative of the results that might be expected for the full fiscal year.

         Certain reclassifications have been made to the 1998 amounts to conform with the current year's presentation.


2.       INVENTORY
         ---------

         Inventory consists principally of finished goods held for sale and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                                       Page 5 of 11 sequentially numbered pages

PART I - ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I -Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year-end holiday selling seasons.

         SALES
         -----

         Sales increased by $45,000 to $9,035,000 in the quarter ended June 30, 1999, from $8,990,000 in the quarter ended June 30, 1998.

         Sales increased by 11.2% or $1,679,000 to $16,674,000 for the six-month period ended June 30, 1999 from $14,995,000 for the six-month period ended June 30, 1998. This increase was due primarily to increased sales during the first quarter to school supply dealers and to specialty retail stores of approximately $800,000 and $600,000, respectively. This was principally due to high product sell-through in the fourth quarter of 1998, and resulted in certain customers requesting shipments earlier in the year than experienced in the prior year in order to replenish their inventories.

         GROSS PROFIT
         ------------

         Gross profit margin as a percentage of sales decreased 3.1 percentage points to 47.2% for the quarter ended June 30, 1999 from 50.3% for the quarter ended June 30, 1998.

         Gross profit margin as a percentage of sales decreased to 46.9% for the six-month period ended June 30, 1999 from 50.1% for the six-month period ended June 30, 1998.

         The decrease in gross profit margins on both a quarterly and year-to-date basis was primarily due to the product mix of sales to the school and specialty retail markets resulting in a higher percentage of sales of certain lower margined products, increased depreciation due to the higher levels of new product tooling purchased in 1998 compared to 1997, and higher sales allowances and material handling charges related to the Company's UK subsidiary

         SALES AND MARKETING EXPENSE
         ---------------------------

         Sales and marketing expense remained essentially unchanged for both the quarter and six-month periods ended June 30, 1999 compared to the same periods in 1998. However, as a percentage of sales, sales and marketing expense decreased from 20.7% to 20.4% for the quarter and from 22.0% to 20.2% for the six-month period due to the higher sales volume experienced in 1999 while maintaining said expenses at the 1998 levels.

         WAREHOUSING AND DISTRIBUTION EXPENSE
         ------------------------------------

         Warehousing and distribution expense decreased $127,000 to $719,000 or 8.0% of sales for the quarter ended June 30, 1999 compared to $846,000 or 9.4% of sales for the same quarter of 1998.

         Warehousing and distribution expense decreased $225,000 to $1,409,000 or 8.4% of sales for the six-month period ended June 30, 1999 compared to $1,634,000 or 10.9% of sales for the same period in 1998.

                                       Page 6 of 11 sequentially numbered pages

         The decrease in warehousing costs on both a quarterly and year-to-date basis was due principally to increased efficiencies resulting from the implementation of a new automated warehouse management system during 1998.

         RESEARCH AND DEVELOPMENT EXPENSE
         --------------------------------

         Research and development expense decreased $274,000 to $864,000 or 9.6% of sales for the quarter ended June 30, 1999 compared to $1,138,000 or 12.7% of sales for the same quarter in 1998.

         Research and development expense decreased $426,000 to $1,824,000 or 10.9% of sales for the six-month period ended June 30, 1999 compared to $2,250,000 or 15.0% of sales for the same period in 1998.

         The decrease in research and development expense on both a quarterly and year-to-date basis was due primarily to the reorganization of the research and development department in 1999 as well as the limited use of outside consultants for product development in 1999 compared to 1998.

         GENERAL AND ADMINISTRATIVE EXPENSE
         ----------------------------------

         General and administrative expense remained essentially unchanged for both the quarter and six-month periods ended June 30, 1999 compared to the same periods in 1998. However as a percentage of sales, general and administrative expense decreased from 10.5% to 10.2% for the quarter and from 12.3% to 11.5% for the six-month period due to increased sales volume.

         INTEREST EXPENSE
         ----------------

         Interest expense increased $32,000 to $105,000 for the quarter ended June 30, 1999 compared to $73,000 for the same quarter of 1998 as a result of increased borrowings under the Company's line of credit.

         For the six-month period ended June 30, 1999, interest expense increased $80,000 to $189,000 compared to $109,000 for same period of 1998 as a result of increased borrowings under the Company's line of credit in 1999.

         OTHER INCOME AND EXPENSE
         ------------------------

         Other expense decreased $117,000 to $17,000 for the quarter ended June 30, 1999 compared to expense of $134,000 for the same quarter in 1998. The decrease was principally due to a decrease in foreign exchange losses recorded at the Company's UK subsidiary during the quarter as compared to the corresponding quarter in 1998. In addition, foreign exchange gains on sales to Canada were experienced in 1999 due to the strengthening Canadian dollar during the quarter, whereas there was a small foreign exchange loss on sales to Canada experienced in 1998.

         For the six-month period ended June 30, 1999, other expense remained essentially unchanged at $130,000 compared to $137,000 for the same period in 1998.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

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

                                       Page 7 of 11 sequentially numbered pages

         During the period ended June 30,1999, the Company's sources of funds were primarily the net increase in borrowings under the Company's line of credit of $1,643,000 and an increase in accounts payable of $1,518,000.

         The principal uses of cash during the period ended June 30, 1999 were an increase in accounts receivable of $703,000 and an increase in inventory of $1,770,000 due to the seasonal nature of the Company's business cycle. Capital spending of $329,000 during the period was primarily for tooling relating to new products.

          The Company currently has a revolving line of credit with a bank, which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 30, 2001, the Company may borrow up to $8 million from January through June and up to $10 million from July through December. Advances bear interest at one half-percentage point above the bank's reference rate (8.0% at June 30, 1999). The agreement requires the maintenance of minimum net income amounts and net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At June 30, 1999, the Company had $5,393,000 of outstanding borrowings against this line of credit.

         The Company believes that borrowings available under the revolving line of credit and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000 UPDATE
----------------
         The Company is continuing the process of addressing the Year 2000 problem with an overall goal of ensuring that its critical systems, devices and business applications are suitable for continued use beyond 1999. The Company has completed its assessment phase wherein all of its hardware and software systems and all of the embedded systems contained in the Company's buildings, plant, equipment and other infrastructure have been assessed as to whether they will consistently and properly recognize the year 2000.

         The business accounting software and hardware, as well as certain warehouse management software are believed to be the Company's only critical systems with respect to which the Year 2000 problem was known to exist. The Company used primarily external resources to reprogram or replace and test this software and hardware for Year 2000 compliance. With respect to the business accounting software and hardware, the Company completed this phase by the end of 1998. The upgrade or replacement of other critical and non-critical systems and devices was completed by June 30, 1999. The requirements for the correction of Year 2000 issues were based on management's best knowledge and belief. The total cost to the Company of these Year 2000 compliance activities have not been material to its results of operations, liquidity or capital resources. None of the Company's other information technology projects have been delayed due to the implementation of Year 2000 remediation efforts.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

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

                                       Page 8 of 11 sequentially numbered pages

                           PART II - OTHER INFORMATION


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                On June 25, 1999 the Company held its Annual Meeting of Shareholders. The selection of Deloitte & Touche LLP as the Company's independent auditors was ratified. 5,674,295 shares were voted in favor of ratification. 4,275 shares were voted against ratification and 2,100 shares abstained.

                The amendment of the Company's Stock Awards Plan to increase the number of shares covered by such plan from 600,000 to 900,000 was approved. 5,558,740 shares were voted in favor of approval, 117,930 shares were voted against approval and 4,000 shares abstained.

                Shareholders elected the incumbents as Directors with the nominees receiving the votes indicated below:

                Votes For                            Votes For
                ---------                            ---------
                Burt Cutler                          5,670,581
                Jay Cutler                           5,670,581
                Courtney V. Moe                      5,670,581
                Gerald Bronstein                     5,670,581
                Theodore J. Eischeid                 5,670,581



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                 (a) EXHIBITS
                     Credit and Security Agreement by and between Educational Insights, Inc. and Wells Fargo Business Credit, Inc. dated as of June 28, 1999.

                 (b) REPORTS ON FORM 8-K
                     The Company did not file any reports on Form 8-K during the period in question.

                                       Page 9 of 11 sequentially numbered pages

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EDUCATIONAL INSIGHTS, INC.
                                      (Registrant)





Date:    August 2, 1999         By:          /s/ Theodore J. Eischeid
                                      ----------------------------------------
                                      Theodore J. Eischeid
                                      President and Chief Executive Officer


Date:    August 2, 1999         By:          /s/ Stephen E. Billis
                                      ----------------------------------------
                                      Stephen E. Billis
                                      Vice President and Chief Financial Officer

                                       Page 10 of 11 sequentially numbered pages

                                INDEX TO EXHIBIT


Exhibit                                                                                Sequentially
Number                              Description                                        Numbered Page
-------                             -----------                                        -------------
10.22             Credit and Security Agreement by and between Educational
                  Insights, Inc. and Wells Fargo Business Credit, Inc. dated as of June 28, 1999.


                                       Page 11 of 11 sequentially numbered pages