Form 10-Q
period 1999-09-30
EDUCATIONAL INSIGHTS INC
filed 1999-11-12
CIK 919570

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    -----------------------------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Yes     No  X
    ---    ---

As of October 29, 1999 there were 7,040,000 shares of common stock outstanding.

Total number of sequential           There are no Exhibits, hence no Index page.
pages:     10
        -------

                                       Page 1 of 10 sequentially numbered pages.

PART I.  ITEM 1.          FINANCIAL STATEMENTS

                           EDUCATIONAL INSIGHTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
       (Unaudited, except for December 31, 1998 balance sheet information)


                                     ASSETS

                                                                                        September 30,      December 31,
                                                                                             1999               1998
                                                                                             ----               ----
CURRENT ASSETS:
         Cash and cash equivalents                                                     $     514             $     748
         Accounts receivable, less allowances                                              9,985                 8,520
            of $331 in 1999 and $551 in 1998
         Inventory                                                                        12,722                12,075
         Income taxes receivable                                                             214                   230
         Other receivables                                                                    27                    55
         Prepaid expenses and other current assets                                           550                   371
         Deferred income taxes                                                             1,582                 1,558
                                                                                     --------------         -------------
                  Total current assets                                                    25,594                23,557
                                                                                     --------------         -------------
PROPERTY AND EQUIPMENT, Net                                                                4,690                 5,088
                                                                                     --------------         -------------
OTHER ASSETS                                                                                 948                   634
                                                                                     --------------         -------------
TOTAL                                                                                  $  31,232             $  29,279
                                                                                     ==============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt                                              $    134             $     134
         Line of credit                                                                    4,313                 3,750
         Accounts payable                                                                  2,616                 1,697
         Accrued expenses                                                                  1,922                 1,472
         Deferred income                                                                      41                    57
                                                                                       ------------         -------------
                  Total current liabilities                                                9,026                 7,110
                                                                                       ------------         -------------
LONG-TERM DEBT                                                                               830                   930
                                                                                       ------------         -------------
SHAREHOLDERS' EQUITY
         Preferred stock, no par value; 10,000,000 shares authorized;
           no shares issued
         Common stock, no par value; 30,000,000 shares authorized;
            7,040,000 shares issued in 1999 and 1998                                      18,644                18,644
         Cumulative translation adjustment                                                   129                   134
         Retained earnings                                                                 2,603                 2,461
                                                                                      ------------          -------------
                  Total shareholders' equity                                              21,376                21,239
                                                                                      ------------          -------------
TOTAL                                                                                  $  31,232              $ 29,279
                                                                                      ============          =============

          See accompanying notes to consolidated financial statements.

                                       Page 2 of 10 sequentially numbered pages.

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended               Nine-months Ended
                                                                     September 30,                    September 30,
                                                              -----------------------------    -----------------------------
                                                                  1999            1998            1999           1998
                                                                  ----            ----            ----           ----
SALES                                                            $13,435        $12,157           $30,109         $27,152
COST OF SALES                                                      7,229          6,424            16,085          13,899
                                                              --------------  -------------    -------------  --------------
GROSS PROFIT                                                       6,206          5,733            14,024          13,253
                                                              --------------  -------------    -------------  --------------
OPERATING EXPENSES:
   Sales and marketing                                             2,289          2,132             5,652           5,428
   Warehousing and distribution                                      698            862             2,107           2,496
   Research and development                                          808            928             2,632           3,178
   General and administrative                                      1,121            880             3,042           2,725
                                                              --------------  -------------    -------------  --------------
      Total operating expenses                                     4,916          4,802            13,433          13,827
                                                              --------------  -------------    -------------  --------------
OPERATING INCOME (LOSS)                                            1,290            931               591            (574)
                                                              --------------  -------------    -------------  --------------
OTHER INCOME (EXPENSE):
   Interest expense                                                 (174)          (138)             (363)           (247)
   Interest income                                                     4              4                16              17
   Other income (expense), net                                       123            (53)               (7)           (190)
                                                              --------------  -------------    -------------  --------------
      Total other income (expense)                                   (47)          (187)             (354)           (420)
                                                              --------------  -------------    -------------  --------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                                 1,243            744               237            (994)
PROVISON (BENEFIT) FOR INCOME TAXES                                  443            282                95            (389)
                                                              --------------  -------------    -------------  --------------
NET INCOME (LOSS)                                                    800            462               142            (605)
                                                              --------------  -------------    -------------  --------------
OTHER COMPREHENSIVE INCOME -
 Foreign currency translation adjustments
 (Net of tax of $5 and $4, $(3) and $6 for the three
 and nine month periods ended September 30, 1999
 and 1998, respectively.)                                              9              6                (5)             10
                                                              --------------  -------------    -------------  --------------
COMPREHENSIVE INCOME                                             $   809        $    468        $     137          $ (595)
                                                              ==============  =============    =============  ==============
Net Income (Loss) Per Share - Basic and Diluted                  $  0.11        $   0.07        $    0.02          $(0.09)
                                                              ==============  =============    =============  ==============
Weighted Average Number of
   Common Shares Outstanding - Basic                               7,040           7,040            7,040           7,040
                                                              ==============  =============    =============  ==============
Weighted Average Number of
   Common Shares Outstanding - Diluted                             7,137           7,040            7,141           7,040
                                                              ==============  =============    =============  ==============


          See accompanying notes to consolidated financial statements.

                                       Page 3 of 10 sequentially numbered pages.


                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                                                       Nine-months Ended
                                                                                         September 30,
                                                                                --------------------------------
                                                                                     1999             1998
                                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $142            $(605)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Provision for doubtful accounts and sales returns                             272              162
          Provision for inventory obsolescence                                          373              124
          Depreciation                                                                  954              748
          Deferred income taxes                                                         (24)
          Changes in operating assets and liabilities:
             Accounts receivable                                                     (1,767)            (131)
             Inventory                                                               (1,028)          (4,603)
             Income taxes receivable                                                     16             (392)
             Other receivables                                                           28              133
             Prepaid expenses and other current assets                                 (179)            (140)
             Other assets                                                              (310)            (576)
             Accounts payable                                                           948              108
             Accrued expenses                                                           450              354
             Deferred income                                                            (16)             (45)
             Income taxes payable                                                                        (35)
                                                                                ---------------  ---------------
                Net cash used in operating activities                                  (141)          (4,898)
                                                                                ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                 (556)            (609)
                                                                                ---------------  ---------------
                Net cash used in investing activities                                  (556)            (609)
                                                                                ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in line of credit                                                      563            6,250
    Repayments of long-term debt                                                       (100)             (90)
                                                                                --------------------------------
                Net cash provided by financing activities                               463            6,160
                                                                                ---------------  ---------------
    Effect of exchange rate changes on cash                                                                9
                                                                                ---------------  ---------------
NET INCREASE (DECREASE) IN CASH                                                        (234)             662
CASH, BEGINNING OF PERIOD                                                               748              235
                                                                                ---------------  ---------------
CASH, END OF PERIOD                                                                    $514             $897
                                                                                ===============  ===============
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
          Cash paid during the period for:
             Interest                                                                  $373             $217
             Income taxes paid                                                         $111            $  28


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

The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1998. The Company's fiscal year ends December 31. The results of operations for the period ended September 30, 1999 are not indicative of the results that might be expected for the full fiscal year.

Certain reclassifications have been made to the 1998 amounts to conform with the current year's presentation.

2.   INVENTORY

Inventory consists principally of finished goods held for sale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.   LINE OF CREDIT

On June 30, 1999, the Company entered into a new revolving line of credit agreement with a bank, which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 30, 2001, the Company may borrow up to $8 million from January through June and up to $10 million from July through December. Advances bear interest at one half-percentage point above the bank's reference rate (8.25% at September 30, 1999). The agreement requires the maintenance of minimum net income amounts and net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At September 30, 1999, the Company had $4,313,000 of outstanding borrowings against this line of credit

                                       Page 5 of 10 sequentially numbered pages.

PART I. ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         SALES.

         Sales increased by 10.5 % or $1,278,000 to $13,435,000 in the quarter ended September 30, 1999, from $12,157,000 in the quarter ended September 30, 1998.

         Sales increased by 10.9% or $2,957,000 to $30,109,000 for the nine-month period ended September 30, 1999 from $27,152,000 for the nine-month period ended September 30, 1998.

         The increases for both the quarter and the nine-month period were primarily due to increased sales in the specialty toy market principally from sales to the larger specialty retail toy store chains.

         GROSS PROFIT.

         Gross profit margin as a percentage of sales decreased 1.0 percentage point to 46.2% for the quarter ended September 30, 1999 from 47.2% for the quarter ended September 30, 1998.

         Gross profit margin as a percentage of sales decreased 2.2 percentage points to 46.6% for the nine-month period ended September 30, 1999 from 48.8% for the nine-month period ended September 30, 1998.

         The decrease in gross profit margins on both a quarterly and year-to-date basis was primarily due to the change in product mix of sales to the school and specialty retail markets resulting in a higher percentage of sales of certain lower margined products, increased depreciation due to the higher levels of new product tooling purchased in 1998 compared to 1997, and higher sales allowances and material handling charges related to the Company's UK subsidiary.

         SALES AND MARKETING EXPENSE.

         Sales and marketing expense increased by 7.4% or $157,000 to $2,289,000 for the quarter ended September 30, 1999 compared to $2,132,000 for the same quarter of 1998.

         Sales and marketing expense increased by $224,000 to $5,652,000 for the nine-month period ended September 30, 1999 compared to $5,428,000 for the same period in 1998. However, as a percentage of sales, sales and marketing expense decreased from 17.5% to 17.0% for the quarter and from 20.0% to 18.8% for the nine-month period.

         WAREHOUSING AND DISTRIBUTION EXPENSE.

         Warehousing and distribution expense decreased $164,000 to $698,000 or 5.2% of sales for the quarter ended September 30, 1999 compared to $862,000 or 7.1% of sales for the same quarter of 1998.

         Warehousing and distribution expense decreased $389,000 to $2,107,000 or 7.0% of sales for the nine-month period ended September 30, 1999 compared to $2,496,000 or 9.2% of sales for the same period in 1998. The decrease in warehousing costs for both the quarterly and the nine-month periods is due in part to increased efficiency resulting from the implementation of a new, automated warehouse management system in 1998.

                                       Page 6 of 10 sequentially numbered pages.

         RESEARCH AND DEVELOPMENT EXPENSE.

         Research and development expense decreased $120,000 to $808,000 or 6.0% of sales for the quarter ended September 30, 1999 compared to $928,000 or 7.6% of sales for the same quarter in 1998.

         Research and development expense decreased $546,000 to $2,632,000 or 8.7% of sales for the nine-month period ended September 30, 1999 compared to $3,178,000 or 11.7% of sales for the same period in 1998.

         The decrease in research and development expense on both a quarterly and year-to-date basis was due primarily to the reorganization of the research and development department in 1999 as well as the limited use of outside consultants for product development in 1999 compared to 1998.

         GENERAL AND ADMINISTRATIVE EXPENSE.

         General and administrative expense increased $241,000 to $1,121,000 or 8.3% of sales for the quarter compared to $880,000 or 7.2% of sales for the third quarter of 1998.

         General and administrative expense increased $317,000 to $3,042,000 or 10.1% of sales for the nine-month period ended September 30, 1999 compared to $2,725,000 or 10.0% of sales for the same period of 1998.

         The increase in general and administrative expense on both a quarterly and year-to-date basis is primarily due to a partial reversal of the profit sharing accrual in 1998 which did not occur in 1999, increased compensation expense resulting from personnel changes, and a higher provision for bad debt due to the higher sales volume in 1999 compared to the same periods in 1998.

         INTEREST EXPENSE.

         Interest expense increased $36,000 to $174,000 for the quarter ended September 30, 1999 compared to $138,000 for the same quarter of 1998 as a result of increased borrowings under the Company's line of credit.

         For the nine-month period ended September 30, 1999, interest expense increased by $116,000 to $363,000 compared to $247,000 for same period of 1998 as a result of increased borrowings under the Company's line of credit.

         OTHER INCOME AND EXPENSE.

         Other income increased by $176,000 to $123,000 for the quarter ended September 30, 1999 compared to expense of $53,000 for the same quarter in 1998.

         For the nine-month period ended September 30, 1999, other expense decreased $183,000 to $7,000 compared to $190,000 for the same period in 1998.

         The decrease in other expense on both a quarterly and year-to-date basis was principally due to larger foreign exchange gains recorded at the Company's UK subsidiary during the periods as compared to the same periods in 1998. In addition, foreign exchange gains on sales to Canada were experienced in 1999 due to the strengthening Canadian dollar, whereas there was a small foreign exchange loss on sales to Canada experienced in 1998.

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

                                       Page 7 of 10 sequentially numbered pages.

         For the nine-month period ended September 30, 1999, the Company's primary sources of funds were the net increase in borrowings under its revolving line of credit in the amount of $563,000 and an increase in accounts payable of $948,000.

         The principal uses of cash during the period ended September 30, 1999, were an increase in accounts receivable of $1,767,000 and an increase in inventory of $1,028,000 due to the seasonal nature of the Company's business cycle. Capital spending of $556,000 during the period was primarily for tooling relating to new products.

         The Company currently has a revolving line of credit with a bank, which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 30, 2001, the Company may borrow up to $8 million from January through June and up to $10 million from July through December. Advances bear interest at one half-percentage point above the bank's reference rate (8.25% at September 30, 1999). The agreement requires the maintenance of minimum net income amounts and net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At September 30, 1999, the Company had $4,313,000 of outstanding borrowings against this line of credit.

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

Based on the nature of the Company's business and the fact that no individual supplier or customer is material to its operations as a whole, management believes that the Year 2000 issue is not reasonably likely to have a materially adverse effect on the Company's results of operations, liquidity and financial condition. However, the Company currently anticipates purchasing a limited quantity of additional inventory in December of 1999 to enhance its ability to fill anticipated sales order in the early months of the year 2000. Should the above-described modifications to the Company's systems not adequately address the Year 2000 problem, the most likely worst case scenario is that there would be delays in the billing and collection of accounts receivable and accounts payable payments would be processed manually. The above does not address all possible catastrophic events including, but not limited to, failure of the power grid or area wide telecommunications systems as the Company is not aware that a material disruption in these basic infrastructures is reasonably likely to occur.

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

                                     EDUCATIONAL INSIGHTS, INC.



Date: 11-11-99                    By: /s/ THEODORE J. EISCHEID
     ---------------                 ------------------------------------------
                                     Theodore J. Eischeid
                                     President and Chief Executive Officer



Date: 11-11-99                    By: /s/ STEPHEN E. BILLIS
     ---------------                 ------------------------------------------
                                      Stephen E. Billis
                                      Vice President and Chief Financial Officer



                                      Page 10 of 10 sequentially numbered pages.