Form 10-K
period 1999-12-31
EDUCATIONAL INSIGHTS INC
filed 2000-03-30
CIK 919570

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

         For the fiscal year ended DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                    to
                                       --------------------   -----------------

                         COMMISSION FILE NUMBER 0-23606

                           EDUCATIONAL INSIGHTS, INC.
             (Exact name of Registrant as specified in its Charter)

        CALIFORNIA                                      95-2392545
 (State of incorporation)                    (IRS Employer Identification No.)

16941 KEEGAN AVENUE, CARSON, CALIFORNIA                   90746
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 17, 2000 was approximately $13,200,000 based on the closing price of such on The Nasdaq Stock Market -SM-.

     The number of shares of Registrant's Common Stock outstanding on March 17, 2000 was 7,040,000.

     Part III incorporates information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2000.

                            EDUCATIONAL INSIGHTS INC.

                             INDEX TO ANNUAL REPORT

                                 ON FORM 10 - K

                                                                                                                 Page

PART I

Item 1:       Business                                                                                                  1

Item 2:       Properties                                                                                                9

Item 3:       Legal Proceedings                                                                                         9

Item 4:       Submission of Matters to a Vote of Security Holders                                                       9




PART II

Item 5:       Market For The Registrant's Common Equity And Related Stockholder Matters                                11

Item 6:       Selected Consolidated Financial Data                                                                     11

Item 7:       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                                    12

Item 8:       Financial Statements and Supplementary Data                                                              15

Item 9:       Changes In Disagreements with Accountants on Accounting and
              Financial Disclosure                                                                                     16

PART III

Item 10:      Directors and Executive Officers of The Registrant                                                       17

Item 11:      Executive Compensation                                                                                   17

Item 12:      Security Ownership of Certain Beneficial Owners and Management                                           17

Item 13:      Certain Relationships and Related Transactions                                                           17




PART IV

Item 14:       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                         18



Signatures                                                                                                             19

Independent Auditors' Report                                                                                           20

Schedule II - Educational Insights, Inc. - Valuation and Qualifying Accounts
              Three Year Period Ended December 31, 1999                                                                21



Index to Exhibits                                                                                                      22


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

     As its core business, Educational Insights, Inc. (Educational Insights or the Company) designs, develops and markets a variety of educational products including electronic learning aids, electronic games, activity books, science and nature products, board games and other products for use in both schools and homes. The Company's many products and related materials cover a broad range of price points and are designed to supplement and enhance more traditional teaching methods while making learning fun. The educational content and entertainment value of the Company's products appeals to children and students mainly from pre-kindergarten to eighth grade.

     The Company was founded and incorporated in the State of California in 1962 to develop and market supplemental educational materials to assist in the teaching of reading.

MARKET AND INDUSTRY BACKGROUND

     The primary market for the Company's core products consists of two broad market segments - schools and teachers, who purchase the Company's products for use in the classroom (the "school market"), and parents and children who purchase the Company's products for use in the home (the "home market"). The targeted users of the Company's products are the over 45 million pre-kindergarten through elementary school students who attend approximately 100,000 pre-school and kindergarten private enterprises and elementary schools throughout the United States. In addition to the United States market, the Company's sales to the international market has exposed its products to children in other parts of the world.

     The Company believes that the increased emphasis on education has resulted in increased opportunities in the school market. Such changes include:

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

INCREASE IN TEACHER SPENDING. Several factors are contributing to increased spending by teachers including the move to smaller classrooms which will increase the number of teachers in need of supplemental educational materials and an increase in teacher turnover.

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

                                      (1)

PARENT'S DESIRE TO SPEND QUALITY TIME WITH THEIR CHILDREN. With the time demands resulting from two employed parents or single parenting, parents are looking for tools to enhance the quality of the time they do spend with their children.

FAVORABLE DEMOGRAPHICS. The number of children in the Company's target market is projected to continue to increase through the year 2002.

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

OFFER EFFECTIVE EDUCATIONAL PRODUCTS THAT MAKE LEARNING FUN. The Company employs a combination of educators and developers to design products that make the learning process fun. Each product is carefully designed to convey educational content that is appropriate for a targeted age group and educational task. The Company's products use combinations of themes, characters, sound, graphics and speech in ways which the Company believes are engaging and entertaining to the user. The educational content of the Company's products appeals to a wide range of children and students, focused mainly on pre-kindergarten to eighth grade.

INTRODUCE A WIDE RANGE OF PRODUCTS BUT WITHIN SPECIFIC CATEGORIES. The Company currently offers approximately 800 items including approximately 175 new products and/or product line extensions which were introduced in 1999. In recent years the Company has concentrated an increasing proportion of its research and development effort on electronic learning aids and other higher priced items. While the Company has traditionally developed products over a very wide range of supplemental educational products, it is focusing on developing products in a more limited number of categories such as geography, phonics, science, arts and crafts, etc., while still emphasizing the use of electronic learning aids as well as other mediums.

DEVELOP PRODUCTS THAT MORE CLOSELY ADDRESS THE CONSUMER. In order to avoid incurring substantial development costs for products that are unique to a particular market, the Company traditionally emphasized the development of products that attempted to meet the needs of both the school and home markets. Because home purchasers are often influenced by schools and teachers in selecting products for their children, this approach is often successful. However, it can result in developmental compromises that do not address adequately the needs of either market. The Company believes this has limited the sales of certain of these products. As such, the Company is developing its products to address the needs of the market for which the product is primarily intended. As a result, the Company is now using a four-pronged product, distribution and marketing strategy aimed specifically at developing products and targeting the specific needs of the customers and consumers in each channel. Under the Educational Insights brand, the company will introduce as well as continue to sell highly educational products for the school market and parent/teacher stores. The Company's specialty toy division will introduce new products and continue to market its line of educational toys and games under the new Kidology brand to not only the specialty toy channels, but also to parent/teacher stores via the education channel. The ExploraToy brand, which develops and sells products to mass-market retailers, continues to address the needs of this marketing and sales channel. Lastly, products unique to the direct to school market will continue to be developed and marketed under the Learning Advantage brand. The Company began using this targeted product development strategy in 1999 for products being introduced in 2000 and beyond.

LICENSE OR BUY COMPUTER SOFTWARE PRODUCTS FOR DISTRIBUTION INTO THE COMPANY'S CORE MARKETS. For the past three years, the Company incorporated as part of its strategy the leveraging of its customer relationships and distribution capabilities by licensing or purchasing software and CD-ROM products for distribution to its core markets. However, the Company has recently decided to de-emphasize this approach and is significantly reducing the number of licensed CD-ROM products. The Company now seeks strategic alliances with others to develop leading edge technology based products aimed at the pre-kindergarten through eighth grade market.

EXPAND EXPLORATOY'S PRODUCT LINE AND DISTRIBUTION IN THE MASS MERCHANT RETAIL MARKET. In 1998, ExploraToy continued as a supplier of educational and science toys to the leading mass-market toy retailers. In addition to expanding its product line, the Company created new brands to use in the mass market and increased the visibility of its existing brands (The Amazing Live Sea-Monkeys -Registered Trademark- and GeoSafari -Registered Trademark-) through publicity and advertising. ExploraToy continued to develop products designed to meet the needs of its mass-market customers in terms of selection, price and quality.

PURSUE STRATEGIC LICENSING OPPORTUNITIES. The Company has entered into licenses or other agreements with organizations such as the National Geographic Society, Transcience Corporation for rights to the Amazing Live Sea Monkeys -Registered Trademark- and Scholastic, Inc. for rights to the Magic School Bus -Registered Trademark- property. While the Company does not aggressively pursue licenses, it does pursue those that address a specific area especially for the home market. For example, the Company expects to enter into license agreements with childrens' product companies in order to enhance the marketability of its early learning series products marketed under the Kidology brand.

                                      (2)

EXPAND INTERNATIONALLY. In 1990, the Company opened its international subsidiary in the United Kingdom which provides a distribution base for the sale of both English and foreign language products into the European Common Market countries. In addition, several of the Company's electronic learning aids, including its GeoSafari products, have been licensed to Hausemann en Hotte, the parent corporation of Jumbo, a Netherlands toy company, for European sales in French, Dutch and Scandinavian languages. The Company entered into exclusive agreements for the distribution of its products to the Italian and Spanish speaking markets in 1996. International sales (i.e., sales outside of North America) of the Company's products, including sales of the Company's United Kingdom subsidiary, totaled approximately $3.6 million in 1999 or approximately 8.8% of sales. The three foreign countries in which the Company experienced the highest level of sales in 1999 were the United Kingdom, Italy and Hong Kong.

PRODUCTS

The Company's commitment to results-oriented education has caused it to diversify its product lines to include a variety of educational content which appeals to children and students mainly from pre-kindergarten to eighth grade. The Company's products involve a wide spectrum of subject matter, including phonics and reading, language, literature and writing, mathematics and critical thinking, creative play, science and nature, social studies and geography, and arts and crafts.

     The Company designs and sells products that meet specifically targeted educational goals in an entertaining format. Moreover, the Company believes that because its products are designed to meet specific educational needs, the typical Company product has a longer lifecycle than those of many other types of toys, games and puzzles.

     The Company is focusing on the development of products that fall within specifically identified core categories for each of its primary markets. Following is a listing of the Company's target core categories for each of its product brand names:



                         EDUCATIONAL INSIGHTS                                         KIDOLOGY
                         --------------------                                         --------
                           Electronic Learning                                          Electronic Learning Aids
                           Reading                                                      Science and Nature
                           Math                                                         Arts and Crafts
                           Geography                                                    Infant/Pre-school
                           Science
                           Early Learning                                             EXPLORATOY
                                                                                      ---------
                                                                                        Electronic Learning Aids
                         LEARNING ADVANTAGE                                             Science and Nature
                         ------------------
                           Classroom Electronic Teaching Tools                          Electronic Games


     The Company offers approximately 800 products and accessories including electronic learning aids, science and nature products, board games, reading programs, activity books and a wide spectrum of other supplemental educational products. The following briefly describes five of the Company's top selling product groups, each of which accounted for more than $1 million in sales in 1999:

ELECTRONIC LEARNING AIDS. Electronic-based devices designed for interactive play have played an important part in the mix of products sold by the Company. As indicated in the following table, electronic learning aids, which include GeoSafari, GeoSafari Jr., GeoSafari Talking Globe, GeoSafari Talking Globe Jr., MathShark, MathSafari, GeoSafari Know-It-All, Reading Safari, GeoSafari World, Learning Circle, Word Arcade, Rainbow and associated learning materials, have been a major source of the Company's sales over the last five years. As a percentage of sales, electronic learning aids have decreased to 43% in 1999 from approximately 54% in 1995 primarily as a result of the decline of the Company's older GeoSafari products.




                                                            YEARS ENDED DECEMBER 31, (1)
                                                            ----------------------------
                                             1999         1998          1997         1996         1995
                                             ----         ----          ----         ----         ----
                                                                   (IN THOUSANDS)

Electronic Learning Aids...........         $17,775      $17,489      $18,645       $20,185      $21,445
All Other Products.................          23,304       22,020       20,090        21,358       18,691
                                             ------       ------       ------        ------       ------
Total..............................         $41,079      $39,509      $38,735       $41,543      $40,136



     The Company currently sells a total of twenty-four electronic learning aids that retail from $29.95 to $400.00. Three new electronic learning aids were introduced in 1999, including the GeoSafari Know It All. This electronic quiz unit is a laptop version of our famous GeoSafari unit that is aimed at the mass-market consumer. Also introduced in 1999, were Learning Circle, which builds the early learning skills of preschoolers, as well as Launch Pad, a multi-sensory learning tool for primary grade students being marketed via the Company's new direct-to-school division, Learning Advantage. Together these new electronic learning aids accounted for $2.1 million in sales.

Sales for the ExploraToy GeoSafari World and the Educational Insights' GeoSafari Talking Globe, which was introduced in 1996, accounted for approximately $6.6 million or 16% of sales in 1999. The GeoSafari Electronic Learning Games, which include GeoSafari and GeoSafari Jr. product lines, are portable plastic electronic devices which accommodate a wide range

                                      (3)
of separately sold lesson sets for interactive play with more than 50 lesson sets currently available. GeoSafari is targeted to children ages 8 and up while GeoSafari Jr. is targeted to ages 3 through 7. Sales of GeoSafari Electronic Learning Game products accounted for approximately $2.5 million or 6.1% of sales in 1999. Like GeoSafari, MathSafari, first introduced in 1993, consists of a portable electronic device and a choice of 17 lesson sets that are sold separately. Sales of MathSafari products accounted for approximately $1.0 million or 2.4% of sales in 1999. Five of the Company's electronic learning aids, Word Arcade, Math Safari, Reading Safari, Rainbow, and the GeoSafari Theater, are sold exclusively to the Company's school supply market.

     Many of the Company's electronic learning aids have been widely recognized as effective, well-designed educational products by various organizations. Following is a partial list of awards that have been granted to GeoSafari, MathSafari, GeoSafari Talking Globe and/or GeoSafari Talking Globe Jr., GeoSafari, GeoSafari Know It All, Math Shark, and Learning Circle among other products:

     AWARD                                    ORGANIZATION
     -----                                    ------------
Best Classic Products                    Dr. Toy's 100 Best Children's Products of 1999
Gold Award                               Parent's Choice
Educational Toy of  the Year             British Association of Toy Retailers
Best Top 20 Toys Award                   Great American Toy Test
Best Bet Award                           Canadian Toy Testing Council
Gold Star Award                          Independent Toy Store Association of Canada



BOOKS. The Company sells over 100 books. These include products such as science picture books, illustrated classics, children's atlases and reading materials.

SCIENCE AND NATURE PRODUCTS. The Company currently markets a number of science and nature products, the most popular of which is its line of over eight Amazing Live Sea Monkeys products which were developed by ExploraToy and are marketed through all of the Company's channels. Sales of these products accounted for approximately $4.1 million or 10% of sales in 1999. The Company also offers twelve "Adventures in Science" kits that retail for $9.95. Each "Adventures in Science" kit contains a booklet describing more than 20 experiments as well as an assortment of materials required for each experiment. In addition, six Test Tube Science Projects each containing ten experiments was introduced in 1998 that retail for $6.95 each.

PHONICS READING PROGRAMS. The Company sells approximately eight phonics products primarily to the school market. This includes three Ready-to-Read Phonic products which were introduced in 1999 in order to expand this product group. This group is anchored by The Phonics Game which the Company began distributing in 1998. Retail prices for the phonics products range from $19.95 to $249.95.

BOARD GAMES. The Company sells over twenty board games in both the school and home markets, which teach math, geography and other subjects. Popular board games sold by the Company include Dino Checkers, Name That State and Presto Change-O. Retail prices for the Company's board games range from $14.95 to $29.95.

PRODUCT DEVELOPMENT

     Since January 1998, the Company has introduced approximately 225 new products and accessories. Products introduced in 1999, 1998 or 1997 accounted for approximately 31% of the Company's sales in 1999 as compared to 1998 when approximately 30% of sales were generated from products introduced in 1998, 1997 and 1996. In 1999, the Company spent approximately 8% of sales on research and development and has spent an average of approximately 11% of its annual sales on research and development since 1996.

     The Company employs approximately 30 full-time staff members in the product development process. The 30 staff members consist of 6 editors, many of who were former classroom teachers, an 7 person graphic arts department and 8 engineering and technical design personnel and 7 product developers. The Company also retains freelance artists, editors, designers and engineers for product development activities.

     Product development ideas come from a number of different sources, both internal and external. Once a basic product idea is agreed upon, multi-functional teams consisting of production, art editorial, and technical personnel under the direction of a Project Manager research, write, illustrate, draft, engineer, make models, and graphically design each product. A product development team can generally produce most products within a twelve-month period. The Company typically works on 50 to 100 development projects simultaneously in order to provide a steady flow of new product for introduction.

DISTRIBUTION CHANNELS AND CUSTOMERS

     The Company believes that a key element to its success is its multiple channel strategy through which the Company broadly penetrates both the school and home markets. The Company's products are sold through six basic distribution channels: (i) school supply dealers and parent/teacher stores, (ii) direct to school (iii) specialty retail stores, (iv) specialty catalog companies, (v) mass merchant retailers, and (vi) e-commerce sites.

                                      (4)

SCHOOL SUPPLY DEALERS AND PARENT/TEACHER STORES. The school market is served by approximately 1,400 independent dealers, who sell the Company's products directly to school districts, individual schools, teachers and a growing number of parents through supply stores. Many of these dealers have been selling the Company's products for over twenty years. No individual dealer accounted for more than 5% of the Company's 1999 sales. Approximately 43% of the Company's sales, excluding sales made by its United Kingdom subsidiary, ("North American sales") were derived from the school market in 1999.

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

DIRECT TO SCHOOL. In 1999, the Company initiated a new channel strategy to market a different line of products direct to schools through its new Learning Advantage division. The products marketed in this channel tend to be more expensive and/or complex instructional material that requires demonstration to be effectively marketed. The products are sold directly to elementary school teachers and administrators as opposed to using a dealer network.

SPECIALTY RETAIL STORES, CATALOG COMPANIES, AND E-COMMERCE SITES. Specialty retail stores, catalog companies and selected e-commerce sites serve as the primary distribution source for the Company's products in the home market. In recent years, the specialty retail market has seen the emergence of up-scale stores featuring premium products. The Company estimates that its products are available in over 2,500 of such specialty retail outlets. The Company derived approximately 28% of its 1999 North American sales from sales through specialty retail stores, catalog companies, and selected e-commerce sites.

     Although specialty retail stores in the United States are primarily comprised of single store retailers, the Company's largest customers in this channel are multi-store retailers. In 1999, the Company's top three customers in this market segment were Zainy Brainy, J.C. Penney and Store of Knowledge. E-commerce sites through which the Company's products are offered include Amazon.com, EToys and Games2Learn. Parents, grandparents and children constitute the substantial majority of purchasers of the Company's products from specialty retail stores and catalog companies. However, as is the case with respect to the teacher supply stores in the school market, there is some degree of cross-over between the school and home markets from teachers and school administrators who may purchase supplemental educational products at specialty retail stores for use in the classroom.

MASS MERCHANT RETAILERS. The Company currently sells certain of its products through mass merchant retail stores, such as K-B Toys, K-Mart, Target Stores and Toys "R" Us. The Company focuses its sales efforts in the science and activity toy segment of the mass merchant retail toy market. This includes electronic learning aids, building sets, model kits and art sets , outdoor activity kits, as well as the Amazing Live Sea-Monkeys. The science and activity segment of the market is generally supplied by small companies with more narrowly focused product lines which are not promotionally oriented in nature, have a longer than average product life, and are less seasonal than the market as a whole. Approximately 21% of the Company's sales in 1999, were made through mass merchant retailers.

SALES AND MARKETING

     The Company has developed separate sales and marketing programs for each of the major markets which it serves. These are described by market as follows:

SCHOOL SUPPLY AND PARENT/TEACHER STORE MARKETS. The Company's sales to the school supply and parent/teacher store market are made primarily through the Company's management and in-house sales people who target dealers that own school supply stores and/or publish school supply catalogs. These sales people work to make certain that the Company's products are included in the catalogs and retail outlets utilized by school supply dealers for sales to schools, teachers and parents. By year-end 1999, the sales force was comprised of five in-house and five independent sales agents managed by the National Sales Manager.

     The Company advertises and promotes to the school supply and parent/teacher store market primarily through business to business mailings, direct contact by the Company's sales force, and participation in trade shows. The Company mails its Educational Dealer's Buyers Catalog each year to its approximately 1,400 independent school supply dealers. Other mailings are sent to these dealers throughout the year including new pricing/order forms, special literature program promotions, mid-year new product introductions, and ad slicks for use in local advertising.

     In addition, the Company participates in the major school dealer trade shows including the National School Supply and Equipment Association, as well as selected key educator shows such as National Association for the Education of Young Children, National Council of Teachers of Mathematics, the International Reading Association, and the National Educational Computing Conference.

     During 1999, in support of the school supply and parent-teacher store markets, the Company mailed out over 900,000 K-8 Catalogs directly to individual teachers and school administrators.

                                      (5)

DIRECT TO SCHOOL. The Company sells a select number of unique products directly to elementary school teachers and administrators primarily through thirty-eight independent sales representative groups, which together field approximately 59 sales representatives as well as direct promotional mailings.

     In addition, the Company and/or its sales representatives participates in many local, regional and state educational conventions as educators have typically ranked such shows very highly in terms of how they learn of new products. The Company also participated in many national conventions in 1999 including the International Reading Association, the National Association of Elementary School Principals, and the Council for Exceptional Children.

SPECIALTY RETAILERS. The Company reaches the specialty retailers through twenty-two independent sales firms, which together field approximately 80 sales representatives. Advertising and promotional efforts consist of trade shows and catalog presentations. The 1999 Toys and Games Trade catalog was mailed to all dealers and was given to retailers at the annual New York International Toy Fair in February.

     In addition, the Company participates in many of the major toy, book and gift fairs throughout the world, including the Canadian Toy Fair and the Frankfurt International Book Fair.

CATALOG COMPANIES. Sales to catalog companies are made using a combination of in-house sales staff and non-exclusive independent sales representatives.

MASS MERCHANT RETAILERS. The Company's mass merchant retailers are reached through a combination of independent sales representatives and direct presentations made by ExploraToy's management team. The non-exclusive independent sales force consists of ten firms, employing approximately 26 sales personnel. Direct presentations are made to major prospective customers in the United States and Canada. In addition, the Company independently presents its ExploraToy products at the Hong Kong Toy Fair, the Dallas Import Show and the Canadian Toy Fair in January and the New York International Toy Fair in February.

     In 1998, ExploraToy moved away from marketing licensed products with the exception of the Amazing Live Sea-Monkeys -Registered Trademark-, which continued to generate significant sales in 1999. This licensed brand name is extremely strong worldwide and supported by most of the major mass merchant retailers.

     Using the above approach, ExploraToy has been able to successfully market its own line of branded products to said retailers.

BACKLOG

     The Company normally ships within two days of receiving an order and, therefore, does not customarily have a significant backlog.

MANUFACTURING

     Most of the Company's sales are generated from products supplied complete by contract manufacturers. The remaining products are assembled or completed from components provided by other vendors. In excess of 85% of the Company's purchases of products and/or components are from vendors based in Taiwan, China, Hong Kong, Thailand, Korea, Japan and Singapore. The balance are purchased from a variety of vendors located primarily in the United States. The Company has approximately 70 international vendors. The terms of the Company's arrangements with its contract manufacturers are negotiated individually as to price and quantity and vary from purchase order to purchase order depending on the size of the particular order, the speed in which the Company requires the order to be completed, and other factors. Purchase order quantities vary depending on the product type and the Company's anticipated demand for such product. Payment terms generally consist of either letters of credit, wire transfers or 30 to 60 day payment terms.

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

COMPETITION

     The markets for the Company's products are both highly competitive and highly fragmented. The Company competes for shelf and catalog space with a number of suppliers of educational games and toys, some of which have greater financial and marketing resources than the Company. The Company believes that the principal competitive factors in the markets it serves are breadth and quality of product offering, price, and market responsiveness. Although the Company

                                      (6)
believes that it competes favorably on the basis of these factors, there are competitors in each of the Company's major markets with significant financial and marketing resources.

     The markets being penetrated by the Company's ExploraToy products is also highly competitive and the Company typically competes with larger companies offering a broader line of products. The Company intends to limit its risk in these markets by concentrating on a narrowly defined product group dealing with science activity and related educational products where competition is typically less severe. There can be no guarantees, however, that this strategy will be successful.

     During the past three years, the Company has been seeking software product to be purchased or licensed from others for sale and distribution through its core customer base. However, the Company no longer believes that it can compete favorably in its traditional markets within the parameters of this strategy. The Company is currently emphasizing the development of digital products based on its content archives and other resources via strategic alliances with outside developers.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 155 full-time employees. In addition, the Company periodically hires part-time employees to meet seasonal market demands. Approximately 30 of the Company's full-time employees are engaged in the Company's product development and creative efforts, designing, writing, editing, drafting and developing the Company's products. An additional 32 employees are involved in sales and marketing; 36 are involved in general administrative duties; and approximately 57 are involved in warehousing and distribution activities. The Company believes that its relationships with its employees are good. The employees of the Company are not parties to any collective bargaining agreements.

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

RISK FACTORS

     The Company believes the following factors present risks to the Company's business:

     DEPENDENCE ON NEW PRODUCTS. The Company's ability to maintain and expand its sales base depends in part on its continued successful development of new products. In 1999, the Company introduced over 175 new products. Approximately 31% of the Company's 1999 revenues were derived from products introduced in 1999, 1998 or 1997. While the Company makes substantial investments in product development and is continually developing ideas for new products, there is no assurance that it will be successful in these efforts in the future. If new products or upgrades to existing products are not introduced or accepted in the marketplace, the Company's operating results could be materially adversely affected.

     CONTINUED ACCEPTANCE OF EXISTING PRODUCTS. In 1999, approximately 16% of the Company's sales were generated by GeoSafari Talking Globe, Globe Jr. and GeoSafari World products, whereas, approximately 20% of the Company's 1998 sales were generated by said GeoSafari Talking Globe related products. If sales of the Company's leading products decline at a rate greater than sales increases generated by the introduction of new products, the Company's operating results could be materially adversely affected.

     SEASONALITY AND FLUCTUATIONS IN QUARTERLY PERFORMANCE. A large portion of the Company's business is highly seasonal, with operating results varying substantially from quarter to quarter. Sales tend to be lowest in the first and second quarters and highest in the third and fourth quarters of the calendar year. The Company has typically experienced losses during the first quarter and may experience such seasonal losses in the future. Products are generally shipped as orders are received and accordingly the Company has historically operated with little backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. If sales or timing of orders fall below the Company's expectations, operating results could be adversely affected for relevant quarters and for the year if expenses based on these expectations have already been incurred. Further, due to the seasonality of the business, cash flow tends to be negative during the second and third quarters when inventory and accounts receivable have historically increased in anticipation of the seasonally higher product sales in the third and fourth quarters. Cash flow requirements during these periods are funded by the revolving line of credit that the Company has with a bank. See further discussion of said line of credit at "Liquidity and Capital Resources" in Item 7. Should the Company not have a sufficient line of credit available during the year, it could have a material adverse effect on the Company's results of operations due to its limited ability to internally finance the growth in inventory and accounts receivables necessary to generate the seasonally higher net income the Company typically experiences in the third and fourth quarters. See "Quarterly Information and Seasonality"
section in Item 7 for discussion of seasonality risks and quantification of quarterly sales and net income amounts exemplified therein.

     DEPENDENCE ON CONTRACT MANUFACTURERS. The Company conducts substantially all of its manufacturing operations through contract manufacturers, many of which are located in the People's Republic of China (the "PRC"), Hong Kong, Singapore and Taiwan. The Company does not have long-term contracts with any of its manufacturers. Foreign manufacturing is subject to a number of risks, including but not limited to transportation delays and interruptions, political and economic disruptions, the impositions of tariffs and import and export controls and changes in governmental policies. While the Company to date has not experienced any material adverse effects due to such risks, there can be no assurance that

                                      (7)
such events will not occur in the future and possibly result in increases in costs and delays of, or interferences with, product deliveries resulting in losses of sales and goodwill.

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

     COMPETITION. The market for educational products is highly fragmented and competitive. In the home and school markets, the Company competes for shelf and catalog space with a number of suppliers of educational games and toys, many of which have greater financial and marketing resources than the Company. Existing competitors may continue to broaden their product lines and potential competitors, including large toy manufacturers, entertainment companies and publishers, may enter or increase their focus on the supplemental educational products market, resulting in greater competition for the Company. Expenditures in the market for educational products are shifting towards a higher degree of reliance on software and computer-based products. While the Company has recently changed its strategy from focusing on licensing CD-ROM products obtained from others to entering into strategic alliances with others to develop its software products, there is no assurance that changes in the broader software market which are driving competitors from the consumer software market into the educational software market will not produce such intense competition that the Company will not be able to successfully market its software products.

     DEPENDENCE ON NEW DISTRIBUTION CHANNELS. There is no guarantee that the Company will continue to be successful in its attempts to expand its distribution into the mass merchant retail channels with its ExploraToy line of science products.

     ACCOUNTS RECEIVABLE RISKS. Certain of the Company's customers participate in an accounts receivable dating program pursuant to which payments for products are delayed for up to 120 days. Although no customer accounted for more than 5% of the Company's sales in 1999, the insolvency or business failure of any customer with a large account receivable could have a material adverse affect on the Company.

     DEPENDENCE ON KEY PERSONNEL. The Company's future success depends in large part on the continued service of key technical, marketing, sales and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees. The Company's key employees include Theodore Eischeid, George Atamian, Kevin Casey, Alan Fine, James Whitney, Kelly Cole and Stephen Billis. While the Company has employment agreements with certain of its employees, any employee may voluntarily terminate employment with the Company at any time. Competition for such employees is intense and the process of locating key technical and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. Accordingly, the loss of the services of and the unavailability of replacements for key personnel could have material adverse effect upon the Company's results of operations and on research and development efforts. The Company does not have key-person insurance covering its management personnel or other key employees.

     INTERNATIONAL EXPANSION. In 1990, the Company established a distribution subsidiary in the United Kingdom. Approximately 8.8% of the Company's fiscal 1999 sales, including sales by the United Kingdom subsidiary, were generated from sales to customers outside of North America. The Company's success in Europe and elsewhere is dependent upon a number of factors, including the Company's ability to successfully convert the textual portions of its products into foreign languages and the Company's ability to successfully develop a market for its products. The Company is also subject to the attendant risks of doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in duties and tariffs, changes in foreign regulations, political turmoil and deterioration in international economic conditions. There can be no assurance that the Company will be able to successfully expand its international sales.

     DEPENDENCE ON GOVERNMENT FUNDING. Approximately 43% of the Company's North American sales come directly or indirectly from the school market. This market is, to a degree, dependent upon government support from one or more sources. Future constraints on education funding by federal, state and local governments could have a material adverse effect on the Company's business.

     CONCENTRATION OF STOCK OWNERSHIP. Members of the Cutler family and certain family trusts controlled by them beneficially own approximately 70% of the outstanding stock. As a result, such persons will have the ability to control the Company and direct its affairs and business. Such concentration of ownership may have the effect of delaying or preventing change in control of the Company.

     POSSIBLE ADVERSE IMPACT OF ISSUANCE OF PREFERRED STOCK. The Board of Directors of the Company has authority to issue up to 10,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The potential issuances of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company, may adversely affect the market price of, and the

                                     (8)
voting and other rights of, the holders of Common Stock. The Company currently has no plans to issue shares of Preferred Stock.

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

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning the Company's executive officers and key employees at December 31, 1999:

      NAME                     AGE       POSITION
      ----                     ---       --------
      Burton Cutler..........  73    Chairman of the Board
      Theodore J. Eischeid...  49    President and Chief Executive Officer
      George C. Atamian......  62    Vice President, Product Concept, Development and Production
      Stephen E. Billis......  50    Vice President, Chief Financial Officer and Secretary
      Kevin M. Casey.........  48    Vice President, Sales & Marketing - Educational Division
      Kelly A. Cole..........  48    Vice President,  Information Systems, Warehousing and Distribution
      Alan I. Fine...........  52    Vice President, Sales and Marketing - Consumer Division
      James B. Whitney.......  48    Vice President, Sales and Marketing - Learning Advantage

      Burton Cutler is one of the founders of the Company and has been Chairman of the Board of Directors since the Company's inception in 1962. Mr. Cutler also served as the Company's principal executive officer from its formation until 1992.

      Theodore J. Eischeid joined the Company in September 1998 as President and Chief Executive Officer. Mr. Eischeid's experience includes seven years as President of Revell-Monogram of Morton Grove, Illinois, a subsidiary of Binney and Smith and Hallmark Cards, Inc. He currently serves as Vice Chairman of the Toy Manufacturers of America. His educational credentials consist of a B.S. degree from Iowa State University, a Masters of Management degree from Northwestern University's Kellogg School of Management and a Juris Doctor, Cum Laude degree from Loyola University of Chicago.

      George C. Atamian was appointed Vice President, Product Concept, Development and Production in January 1999. In this capacity he is responsible for all of the Company's product research and development activities. He joined the Company in 1993 as General Manager of the ExploraToy line of products for mass merchant retailers. Prior to April 1993, Mr. Atamian served as an independent consultant to the Company. From 1989 to 1992, Mr. Atamian was an officer of Super Science, Ltd., a science toy company. Prior to 1989, Mr. Atamian served as Vice President of Educational Science Products for the Bushnell division of Bausch and Lomb, a producer of optical products.

      Stephen E. Billis was elected Vice President and Chief Financial Officer in March 1999. He joined the Company in 1994 as Controller and was appointed Corporate Secretary in 1996. From 1991 to 1993, Mr. Billis was Vice President, Finance and Administration of the Relays divisions of Teledyne, Inc. Prior to 1991, Mr. Billis was a Senior Audit Manager with the international accounting firm of Deloitte & Touche LLP. He received a Masters of Business Administration degree from the Anderson School of Management at UCLA.


                                      (9)

      Kevin M. Casey was promoted to Vice President, Sales and Marketing - Educational Division in January 1999. He joined the Company in 1992 as National Sales Manager, Education Division and was promoted to Director of Sales and Marketing for both the education and specialty consumer divisions in 1994. Mr. Casey has over 25 years experience in the school supply and teacher store industry. From 1984 to 1991, Mr. Casey was Director of Sales and Marketing for Incentive Publications a teacher resource publisher and from 1980 to 1984 was regional sales manager with Enrich/Ohaus a supplemental teaching aids publisher.

      Kelly A. Cole has been employed by the Company since 1986 and has served as Vice President, Warehouse and Distribution since 1990. In December 1999, his responsibilities were expanded to include the final selection and implementation of the Company's new enterprise resource planning (ERP) system. Prior to joining the Company, Mr. Cole served in Operations and Material Management with Terry Hinge, Inc., a manufacturer and importer of hardware.

      Alan I. Fine joined the Company in August 1999 as Vice President, Sales and Marketing - Consumer Division. He is responsible for sales and marketing to all customers in the specialty retail toy store and mass merchant channels. From 1995 to 1999, Mr. Fine was principal of KaleidOScope, a marketing consulting firm specializing in family entertainment and youth marketing whose clients included Knowledge Adventure, Radica Games, Ltd. and BRIO Corporation. Prior experience includes fifteen years with Mattel Toys in a variety of marketing positions including Senior Vice President, Marketing & Entertainment.

      James B. Whitney, in January 1999, was assigned to focus exclusively on managing and profitably growing the Company's new direct-to-school product line under the Learning Advantage brand name. He had been the Company's Vice President, Marketing since 1987 and served as the Company's Director of Marketing from 1985 until 1987. Prior to joining the Company in 1985, Mr. Whitney was a classroom teacher and spent 14 years in sales and marketing of products in the school market.

      Each officer serves at the discretion of the Board of Directors.




                                      (10)

                                PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

      Since April 15, 1994, the Company's Common Stock has traded on The Nasdaq Stock Market ("Nasdaq") under the symbol "EDIN".

      The following table sets forth the high and low sales prices per share for the Common Stock as reported by Nasdaq for fiscal years 1999 and 1998:

                            1999                 1998
                            ----                 ----
       QUARTER ENDED    HIGH     LOW         HIGH     LOW
       -------------    ----     ---         ----     ---
       March 31       $4 1/4    $1 11/16    $2 9/16   $1 1/4
       June 30         2 1/4     1 17/32     2 3/4     1 5/8
       September 30    2 1/4     1 1/2       2 1/4     1 1/8
       December 31     2 11/16   1 1/8       2 5/16    1 1/8

        As of March 15, 2000, the approximate number of shareholders of record of the Common Stock was 106.

      The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payments of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except per share data)

                                              1999    1998     1997    1996    1995
                                              ----    ----     ----    ----    ----
INCOME STATEMENT DATA:

   Sales.................................  $41,079  $39,509 $38,735  $41,543 $40,136
   Cost of sales.........................   22,298   22,582  19,208   19,526  18,150
                                            ------   ------  ------   ------  ------
   Gross profit..........................   18,781   16,927  19,527   22,017  21,986
                                            ------   ------  ------   ------  ------
   Operating Expenses:

   Sales and marketing...................    7,849    7,624   7,835    8,216   9,242
   Warehousing and distribution..........    2,850    3,281   3,197    3,321   3,994
   Research and development..............    3,384    4,829   4,328    5,289   5,166
   General and administrative............    4,110    4,285   3,640    3,809   3,830
                                             -----    -----   -----    -----   -----
      Total operating expenses...........   18,193   20,019  19,000   20,635  22,232
                                            ------   ------  ------   ------  ------
   Operating income (loss)...............      588   (3,092)    527    1,382    (246)
                                            ------   ------  ------   ------  ------
   Interest expense, net.................     (463)    (406)   (207)     233      21
   Other income, net.....................     (146)    (231)    158      164
   Income (loss) before provision
     (benefit) for income taxes.........       (21)  (3,729)    162    1,313    (267)
   Provision (benefit) for income taxes..      (13)  (1,445)     97      484     (95)
                                            -------  -------  ------- ------  ------
   Net income (loss).....................   $   (8) $(2,284) $   65  $   829 $  (172)
                                            ======  =======  ======  ======= =======
   Net income (loss) per share - basic and
     diluted (1).........................   $(0.00) $ (0.32)  $ 0.01 $  0.12 $  (0.02)
   Weighted average shares outstanding -
     basic (1)...........................    7,040    7,040    7,040   7,040    7,040
   Weighted average shares outstanding -
     diluted (1).........................    7,040    7,040    7,082   7,042    7,040

BALANCE SHEET DATA (AT PERIOD END):

   Working capital.......................   $15,973  $16,447 $19,143  $18,674 $17,982
   Total assets..........................    27,814   29,279  30,130   30,904  28,254
   Total debt............................     3,691    4,814   1,685    2,295   1,394
   Shareholders' equity..................    21,223   21,239  23,471   23,464  22,584

        (1) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128,

            EARNINGS PER SHARE.

                                      (11)

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company was founded in 1962 to develop and market supplemental educational materials to assist in the teaching of reading. Initially, the Company's product development and marketing efforts were concentrated on products for use primarily within the school environment. As sales of the Company's products for use at home increased, products were packaged for the home market and sales to this market began to grow rapidly through specialty retail stores. Sales peaked at $45,640,000 in 1994 by which time the Company had achieved distribution in most of the nation's specialty retail stores. Sales decreased in the more recent years because sales of the Company's leading GeoSafari product line had matured and subsequently declined and the Company was unsuccessful in launching enough new products to offset this decline. The Company had difficulty in bringing new products to market in 1997 and 1998. However, subsequent to year end 1998, the Company implemented organizational changes that it believes will improve the product development process. Such organizational changes included the promotion of the former Vice-President and General Manager for the ExploraToy division to Vice President Product Concept, Development and Production who is responsible for the development of all the Company's products. Although improvements have been made, increasing the efficiency of the product development process continues to be a strong focus of the Company's management.

      In 1990, the Company formed Educational Insights Limited, a United Kingdom company, to market and distribute the Company's products throughout the United Kingdom and other foreign countries. Sales of Educational Insights Limited were $3.1 million, $3.0 million and $3.0 million and income (loss) before taxes for the subsidiary was $(35,000), $15,000 and $60,000 for the years ended December 31, 1999, 1998 and 1997 respectively. Income (loss) before taxes in 1999, 1998 and 1997 includes foreign exchange losses of $26,000, $64,000 and $45,000, respectively. Foreign exchange gains/losses are reported in "Other income, net" in the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS:

      The following table sets forth certain data as a percentage of sales:


                                              PERCENTAGE OF SALES
                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                             1999     1998     1997
                                             ----     ----     ----
Sales                                       100.0%   100.0%   100.0%
Cost of sales.........................       54.3     57.1     49.6
    Gross profit......................       45.7     42.9     50.4

Operating expenses:
    Sales and marketing...............       19.1     19.3     20.2
    Warehousing and distribution......        6.9      8.3      8.3
    Research and development..........        8.3     12.2     11.2
    General and administrative........       10.0     10.9      9.4
                                             ----     ----      ---

    Total operating expenses..........       44.3     50.7     49.1

Operating income (loss)...............        1.4     (7.8)     1.3
Interest expense, net.................       (1.1)    (1.0)    (0.5)
Other income (expense), net...........       (0.4)    (0.6)    (0.4)
                                             -----    -----    -----

Income (loss) before provision
  (benefit) for income taxes..........       (0.1)    (9.4)     0.4

1999 COMPARED TO 1998

      SALES. Sales increased by 4.0%, or $ 1.6 million, to $41.1 million in 1999 from $39.5 million in 1998. Sales in the school market increased 2.3% and sales in the specialty retail market increased 18.9% primarily due to the continued success of the Math Shark, Talking Globe Jr. and Phonics Game products as well as increased sales to the larger specialty retail toy store chains. Sales in the mass market channel decreased 12.4% despite the success of the GeoSafari Know-It-All primarily due to lower sales of the GeoSafari World.


                                      (12)

      GROSS PROFIT. The Company's gross profit increased 1.9 million to $18.8 million in 1999 from $16.9 million in 1998. Expressed as a percentage of sales, the gross margin increased to 45.7% in 1999 from 42.8% in 1998. The increase in gross profit was primarily due to decreased charges for excess inventory taken in the fourth quarter of 1998. Adjusted for these charges, gross profit margins would have been somewhat lower in 1999 than 1998 primarily due to the change in product mix of sales to the school and specialty retail markets resulting in a higher percentage of sales of certain lower margined products, as well as increased depreciation in 1999 compared to 1998 due to the higher levels of new product tooling purchased during 1998 compared to 1997 tooling purchases.

      SALES AND MARKETING EXPENSE. Sales and marketing expense increased by 3.0%, or $0.2 million, to $7.8 million in 1999 from $7.6 million in 1998. However, as sales increased at a higher rate than these expenses, sales and marketing expenses decreased from 19.3% to 19.1%, as a percentage of sales.

      WAREHOUSING AND DISTRIBUTION EXPENSE. Warehousing and distribution expense decreased by 13.1%, or $0.4 million, to $2.9 million in 1999 from $3.3 million in 1998. Expressed as a percentage of sales, warehousing and distribution expense decreased to 6.9% in 1999 compared to 8.3% in 1998. The decrease in warehousing costs is due in part to increased efficiency experienced in 1999 as a result of the implementation of a new automated warehouse system in the fall of 1998.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 30.0%, or $1.4 million, to $3.4 million in 1999 from $4.8 million in 1998. Research and development expense expressed as a percentage of sales decreased to 8.3% in 1999 from 12.2% in 1998. The decrease was primarily the result of cost reductions resulting from the reorganization of this department in 1999, as well as relatively higher expenses in 1998 relating to the cancellation of the Big Talk project in the fourth quarter of 1998.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 4.1%, or $0.2 million, to $4.1 million in 1999 from $4.3 million in 1998. General and administrative expense expressed as a percentage of sales decreased to 10.0% in 1999 from 10.9% in 1998. The decrease was primarily a result of severance costs incurred in 1998 resulting from organizational changes that were not incurred in 1999. This decrease was partially offset by increased costs in 1999 relating to increased compensation expense resulting from personnel changes, and a higher provision for bad debt and sales returns due to the higher sales volume in 1999 compared to 1998.

      INTEREST EXPENSE, NET. Net interest increased by $57,000 to $463,000 in 1999 from $406,000 in 1998. This increase was due to increased borrowings under the company's revolving line of credit as well as increases in the prime interest rate which is the basis for the interest charged on the line of credit facility.

      OTHER INCOME, NET. Other income (expense) net is comprised primarily of foreign exchange rate gains/losses from international operations and Canadian sales as well as various bank account charges. Net other expense decreased by 36.8% or $85,000 to $146,000 in 1999 from $231,000 in 1998. The decrease was primarily due to lower foreign exchange losses recorded at the Company's UK subsidiary in 1999 compared to 1998. In addition, foreign exchange gains on sales to Canada were experienced in 1999 due to the strengthening Canadian dollar, compared to foreign exchange losses experienced in 1998.

1998 COMPARED TO 1997

      SALES. Sales increased by 2.0%, or $0.8 million, to $39.5 million in 1998 from $38.7 million in 1997. Although sales in the school market remained essentially unchanged, sales in the specialty retail market decreased by 16.1% while sales in the mass market increased 68.8%. The decrease in the specialty retail market reflects the continued decline of its historically leading product line, GeoSafari, which decline was not entirely offset by revenues from its newer products despite the success of the Company's new Math Shark and Talking Globe Jr. products. The decline in specialty retail sales was more than offset, however, by the increase in sales to the mass market. This was primarily the result of 1998 being the first full year of sales of the GeoSafari World as well as the introduction of certain product line extensions to the already successful Sea-Monkeys -Resgistered Trademark-product line. The Sea-Monkeys -Registered Trademark- product line is sold through all of the Company's channels and generated revenue of approximately $3.4 million in 1998 as compared to approximately $2 million in 1997.

      GROSS PROFIT. The Company's gross profit declined $2.6 million to $16.9 million in 1998 from $19.5 million in 1997. Expressed as a percentage of sales, the gross margin decreased to 42.8% in 1998 from 50.4% in 1997. The decrease was primarily the result of charges relating to excess inventory and recent decisions to discontinue certain low volume product lines as well as an increase in the proportion of sales to the mass market which generates somewhat lower margins than sales to other channels.

      SALES AND MARKETING EXPENSE. Sales and marketing expense decreased by 2.7%, or $0.2 million, to $7.6 million in 1998 from $7.8 million in 1997. Sales and marketing expense decreased to 19.3% of sales in 1998 from 20.2% of sales in 1997. The decrease was primarily the result of lower variable expenses resulting from the decline in sales to the specialty retail market.

      WAREHOUSING AND DISTRIBUTION EXPENSE. Warehousing and distribution expense increased by 2.6% or $0.1 million to $3.3 million in 1998 from $3.2 million in 1997. However, expressed as a percentage of sales, warehousing and distribution expense remained essentially unchanged at 8.3% in both 1998 and 1997.

      RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 11.6%, or $0.5 million, to $4.8 million in 1998 from $4.3 million in 1997. Research and development expense expressed as a percentage of sales increased


                                      (13)
to 12.2% in 1998 from 11.2% in 1997. This increase was primarily the result of charges relating to the Big Talk project that was cancelled in 1998 due to unresolved technical problems.

      GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 17.7%, or $0.7 million, to $4.3 million in 1998 from $3.6 million in 1997. General and administrative expense expressed as a percentage of sales increased to 10.9% in 1998 from 9.4% in 1997. The increase was primarily the result of compensation expense relating to severance costs associated with organizational changes as well as costs associated with the recruitment and employment of the Company's new Chief Executive Officer.

      INTEREST EXPENSE, NET. Net interest expense increased by $199,000 to $406,000 in 1998 from $207,000 in 1997. This increase was due to increased borrowings under the Company's revolving line of credit which were used primarily to fund operating losses and capital expenditures.

      OTHER INCOME NET. Other income (expense) net is comprised primarily of foreign exchange rate gains/losses from international operations and Canadian sales as well as various bank account charges. Net other expense increased by 46.2% or $73,000 to $231,000 in 1998 from $158,000 in 1997. This increase was principally due to foreign exchange rate losses totaling $147,000 in 1998 as compared to $96,000 in 1997.

 QUARTERLY INFORMATION AND SEASONALITY

      The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and are lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year-end holiday selling seasons. The Company has typically experienced losses during the first two quarters in the past and may experience such seasonal losses in the future, including the first two quarters of 2000.

      The following table sets forth, unaudited statement of operations data for each of the Company's last eight quarters. This unaudited quarterly financial information was prepared on the same basis as the annual information presented elsewhere in this Report and, in management's opinion, reflects all the adjustments (of normal recurring entries) necessary for a fair presentation of the information presented. The operating results for any quarter are not necessarily indicative of results for any future period. Net income per share computations for each quarter are independent of the year-end computations. Accordingly, the sum of said net income per share amounts for the four quarters of 1999 or 1998 which are based on average shares outstanding during each quarter, may not equal net income per share for the year which is based on average shares outstanding during the year.

                                                               QUARTER ENDED
                                                               -------------
                                MAR. 31,     JUNE 30,      SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,      DEC. 31,
                                  1999         1999          1999         1999        1998        1998       1998           1998
                                  ----         ----          ----         ----        ----        ----       ----           ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales .....................    $  7,639     $  9,035      $ 13,435     $ 10,970    $  6,005    $  8,990      $ 12,157    $ 12,357
  Gross profit ............       3,553        4,265         6,206        4,757       3,000       4,520         5,733       3,674
Operating expenses:

  Sales and marketing .....       1,518        1,845         2,289        2,197       1,438       1,858         2,132       2,196
  Warehousing and
   distribution ...........         690          719           698          743         788         846           862         785
  Research and
   development ............         960          864           808          752       1,112       1,138           928       1,651
  General and
   administrative..........         998          923         1,121        1,068         904         941           880       1,560
Operating income (loss) ...        (613)         (86)        1,290           (3)     (1,242)       (263)          931      (2,518)
Income (loss) before
   provision
  (benefit) for income ....        (805)        (202)        1,243         (257)     (1,275)       (463)          744      (2,735)
  taxes

Net income (loss) .........        (521)        (137)          800         (150)       (783)       (284)          462      (1,679)
Net income (loss)
  per share ...............    $  (0.07)    $  (0.02)     $   0.11     $  (0.02)   $  (0.11)   $  (0.04)     $   0.07    $  (0.24)

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



                                      (14)

      Net cash provided by operating activities was $1.7 million in 1999 compared to cash used by operating activities of $1.6 million in 1998. This $3.3 million net increase in cash provided by operations was primarily due to the net loss of $2.3 million in 1998 compared to the net loss of $0.0 million in 1999. An increase of $0.9 million in accounts receivable resulting from the increase in sales experienced in 1999 was off-set by the $1.0 million decrease in inventory resulting from the disposition of excess and slow moving inventory identified in 1998. Net cash used by operating activities was $1.6 million in 1998 compared to cash provided by operating activities of $0.6 million in 1997. This $2.2 million increase in the use of cash by operations was primarily due to the net loss of $2.3 million in 1998 compared to the net income of $0.1 million in 1997. A decrease of $1.6 million in accounts receivable was largely offset by the $1.4 million decrease in accounts payable.

      In 1999, $1.1 million of cash was used by financing activities compared to $3.1 million of cash provided by financing activities in 1998. This was principally due to the $1.0 million decrease in the line of credit outstanding at December 31, 1999 compared to the increase in the line of credit experienced in 1998 necessary to fund the operating loss experienced in 1998. Financing activities provided cash of $3.1 million in 1998 compared to cash used of $0.6 million in 1997. This was principally due to the $3.3 million increase in the line of credit outstanding at December 31, 1998 necessary to fund 1998 operating losses and capital expenditures as compared to the decrease in the line of credit outstanding experienced in 1997.

      The Company has a revolving line of credit agreement with a bank that is collateralized by substantially all of the Company's assets. Under the credit facility, which expires June 30, 2001, The Company may borrow up to $8 million from January through June and up to $10 million from July through December. Advances bear interest at one half-percentage point above the bank's reference rate (8.50% at December 31, 1999). The agreement requires the maintenance of minimum net income amounts and net worth amounts, and provides for various restrictions, including limitations on capital expenditures and additional indebtedness. Although the Company was in violation of the net income covenant at December 31, 1999, the Company has obtained the appropriate waiver. Outstanding letters of credit, primarily related to imports from offshore manufacturers, amounted to $35,000 at December 31, 1999. The Company had outstanding borrowings of $2.8 million, $3.8 million and $0.5 million under its line of credit at December 31, 1999, 1998 and 1997, respectively. The Company's capital expenditures were $0.6 million in 1999, $1.0 million in 1998, and $0.8 million in 1997. The Company anticipates that 2000 capital expenditures will be approximately $1 million with these expenditures primarily in the areas of new product tooling. The Company believes that borrowings available under the revolving line of credit and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

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

YEAR 2000 UPDATE

      The Company completed all planned software and hardware remediation efforts prior to December 31, 1999. As anticipated, there were no materially adverse consequences on the Company's results of operations, liquidity and financial condition resulting from the Year 2000 issue.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks which arise during the normal course of business from changes in foreign exchange rates and interest rates. A discussion of the Company's primary market risk, which is associated with the Company's foreign currency transactions, is presented below. For discussion of market risk associated with long-term debt see Note 1. to the consolidated financial statements.

FOREIGN EXCHANGE RISK

     The Company sells its products in numerous countries around the world, however, except in Canada, such sales are denominated in U.S. Dollars. Additionally, the Company's UK subsidiary conducts its business in British pound sterling which is its functional currency, although its intercompany payable is denominated in U.S. dollars. These factors create an exposure to the future earnings of the Company when foreign exchange rates change and certain of its receivables as well as its foreign subsidiary's financial statements are denominated in foreign currencies.

     At December 31, 1999, the Company was primarily exposed to the following foreign currencies: the Canadian dollar and the British pound sterling. Based upon a hypothetical five-percent strengthening of the U.S. dollar across these currencies, the potential foreign exchange losses due to said foreign currency exposures would have been approximately $260,000 as of that date.

     Although the Company has used derivatives to hedge this foreign exchange risk, it does not currently hedge this risk nor does it anticipate doing so in the future.



ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information, other than quarterly information, required by this item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this report.



                                      (15)

ITEM 9:     CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None





                                      (16)

                                PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999. Information with respect to executive officers is included in Part I of this report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with Section 16(a) of the Securities exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 11:    EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the information contained under the caption "Certain Transactions" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 16, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.




                                       (17)

                                     PART IV


ITEM 14:       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                    Page
                                                                                                                    ----

(a)(1)          Financial Statements:
                Report of Deloitte & Touche LLP, Independent Auditors                                                F-1
                Consolidated Balance Sheets as of December 31, 1999 and 1998                                         F-2
                Consolidated  Statements of Operations  for each of the three years in the period ended  December
                31, 1999                                                                                             F-3
                Consolidated  Statements of Shareholders'  Equity for each of the three years in the period ended
                December 31, 1999                                                                                    F-4
                Consolidated  Statements  of Cash Flows for each of the three years in the period ended  December
                31, 1999                                                                                             F-5
                Notes to Consolidated Financial Statements                                                           F-6

(a)(2)          Financial Statement Schedule                                                                           *
                Independent Auditors' Report                                                                          20
                Schedule II - Valuation and Qualifying Accounts                                                       21

(b)             Reports on Form 8-K - No reports on Form 8-K were filed  during the quarter  ended  December  31,
                1999.

(c)             Index to Exhibits                                                                                     22




              * All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.


                                      (18)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Educational Insights, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000


         EDUCATIONAL INSIGHTS, INC.
         (Registrant)


                                       By:   /s/ Theodore J. Eischeid
                                          --------------------------------
                                           Theodore J. Eischeid, President
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Educational Insights, Inc. and in the capacities indicated on March 24, 2000.


                   Signature                              Title
                   ---------                              -----


            /s/ Burton Cutler                  Chairman of the Board
----------------------------------------
               Burton Cutler


         /s/ Theodore J. Eischeid              President and Chief Executive
----------------------------------------       Officer
               Theodore J. Eischeid


          /s/ Stephen E. Billis                Vice President, Chief Financial
----------------------------------------       Officer and Secretary (Principal
               Stephen E. Billis               Financial Officer)


           /s/ Gerald Bronstein                Director
----------------------------------------
               Gerald Bronstein


              /s/ Jay Cutler                   Director
----------------------------------------
               Jay Cutler


                                      (19)

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
Educational Insights, Inc.:

We have audited the consolidated financial statements of Educational Insights, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 13, 2000; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Los Angeles, California
March 13, 2000


                                      (20)

                                                                     SCHEDULE II

                           EDUCATIONAL INSIGHTS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                    THREE YEAR PERIOD ENDED DECEMBER 31, 1999



                                                          BALANCE AT           ADDITIONS           DEDUCTIONS            BALANCES
                                                          BEGINNING           CHARGED TO              FROM                AT END
                                                           OF YEAR            OPERATIONS            RESERVES             OF YEAR
                                                       ----------------     ----------------    -----------------    ---------------
Allowances for doubtful accounts year ended:
     December 31, 1997.........................              298,000                                   86,000              212,000
     December 31, 1998.........................              212,000               89,000              88,000              213,000
     December 31, 1999.........................              213,000              127,000             184,000              156,000

Reserve for sales returns year ended:
     December 31, 1997.........................               75,000              125,000                                  200,000
     December 31, 1998.........................              200,000              322,000             184,000              338,000
     December 31, 1999.........................              338,000              409,000             470,000              277,000

Reserve for inventory obsolescence year ended:
     December 31, 1997.........................              635,000              282,000             306,000              611,000
     December 31, 1998.........................              611,000            1,600,000             259,000            1,952,000
     December 31, 1999.........................            1,952,000              515,000           1,459,000            1,008,000



                                      (21)

                              INDEX TO EXHIBITS


                                                                                                                Sequentially
Exhibit                                                                                                           Numbered
Number       Description                                                                                            Page
-------      -----------                                                                                            ----

3.1          Restated Articles of Incorporation of the Company  (1)
3.2          Bylaws of the Company  (1)
4            Specimen Stock Certificate of the Company (1)
10.1*        Stock Awards Plan and form of stock option agreement  (1)
10.2         Lease,  dated March 25,  1985,  between the Company and Burton and Diana P. Cutler for the
             facility in Dominguez Hills, California   (1)
10.3         Real  Estate  Lease,  dated  April 27,  1992,  between the Company and Jay A. and Karen D.
             Cutler for the facility in Columbia, Tennessee  (1)
10.4         Loan and Security  Agreement,  dated  August 31, 1993,  between the Company and Union Bank
             (1)
10.5         Merchandising  License  Agreement,  dated  August 24,  1993,  between  the Company and ELP
             Communications Merchandising (1)
10.6         Royalty Agreement, dated May 12, 1993, between the Company and Stanley Cutler  (1)
10.7         Form of Indemnification Agreement   (1)
10.8         Promissory Note, dated April 27, 1992, by Jay A. Cutler in  favor of the Company  (1)
10.9         Agreement of  Unconditional  Guaranty,  dated April 27, 1992,  between the Company and The
             Industrial Development Board of Maury County, Tennessee   (1)
10.10        Form of Employee Non-Disclosure Agreement  (1)
10.11        Form of Tax Allocation and Indemnification Agreement  (1)
10.12        Development and Distribution  Agreement,  dated July 9, 1992,  between the Company and the
             National Geographic Society  (1)
10.13        License  Agreement,  dated  January 31,  1991,  between  the  Company and the  Smithsonian
             Institution  (1)
10.14        Amended and Restated  Loan and Security  Agreement,  dated  September 29, 1994 between the
             Company and Union Bank  (2)
10.15        First  Amendment to Amended and Restated Loan and Security  Agreement,  dated December 15,
             1994 between the Company and Union Bank for financing  the purchase of Carson,  California facility  (2)
10.16        Second  Amendment to Amended and Restated  Loan and Security  Agreement,  dated August 29,
             1994 to delete accounts receivable borrowing base limitation
10.17        Amended and Restated Loan Agreement  dated May 27, 1997 between the Company and Union Bank of California (3)
10.18        First  Amendment to Amended and Restated Loan  Agreement  dated  December 29, 1997 between the Company and Union Bank of  California  to provide  security  interest in all inventory and to reduce minimum profitability requirement. (4)
10.19        Directors Stock Option Plan No. 1 and form of Stock Option Agreement (5)                                  `
10.20        Amended and Restated Loan Agreement  dated September 3, 1998 between the Company and Union
             Bank of California (6)
10.21        Employment  Agreement dated September 4, 1998 between the Company and Theodore J. Eischeid
             (6)
10.22        Credit and Security Agreement by and between  Educational  Insights,  Inc. and Wells Fargo
             Business Credit, Inc. dated as of June 28, 1999 (7)
16           Letter Re  Change in Certifying Accountant  (1)
27           Subsidiaries of the Company  (1)
27.1         FDS

-------------------------------
 *   Management contract or compensating plan or arrangement

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

(4) Incorporated by reference to the exhibit to Form 10-K for the fiscal year ended December 31, 1997.

(5) Incorporated by reference to the exhibits to Form 10-Q for the quarterly period ended March 31, 1998.

(6) Incorporated by reference to the exhibits to Form 10-Q for the quarterly period ended September 30, 1998.

(7) Incorporated by reference to the exhibit to Form 10-Q for the quarterly period ended June 30, 1999.


                                      (22)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Educational Insights, Inc.:

     We have audited the accompanying consolidated balance sheets of Educational Insights, Inc. (the "Company") and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Educational Insights, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Los Angeles, California
March 13, 2000

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------


ASSETS                                                                                     1999         1998
                                                                                           ----         ----

CURRENT ASSETS:
     Cash                                                                            $   698,000     $   748,000
     Accounts receivable, net of allowance for doubtful accounts of
       $433,000 in 1999 and $551,000 in 1998                                           8,880,000       8,520,000
     Inventory                                                                        10,492,000      12,075,000
     Prepaid expenses and other assets                                                   663,000         371,000
     Income taxes receivable                                                             311,000         230,000
     Other receivables                                                                    30,000          55,000
     Deferred income taxes                                                               904,000       1,558,000
                                                                                     -----------     -----------
         Total current assets                                                         21,978,000      23,557,000
                                                                                     -----------     -----------
PROPERTY AND EQUIPMENT, Net                                                            4,372,000       5,088,000
                                                                                     -----------     -----------

DEFERRED INCOME TAXES                                                                    732,000          29,000
                                                                                     -----------     -----------
OTHER ASSETS                                                                             732,000         605,000
                                                                                     -----------     -----------

TOTAL                                                                                $27,814,000     $29,279,000
                                                                                     ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                               $  149,000      $   134,000
     Line of credit                                                                   2,761,000        3,750,000
     Accounts payable                                                                 1,595,000        1,697,000
     Accrued expenses                                                                 1,299,000        1,472,000
     Deferred income                                                                      6,000           57,000
                                                                                     ----------      -----------
         Total current liabilities                                                    5,810,000        7,110,000
                                                                                     ----------      -----------
LONG TERM DEBT                                                                          781,000          930,000
                                                                                     ----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; 10,000,000 shares authorized;
         no shares issued
     Common stock, no par value; 30,000,000 shares authorized:
         7,040,000 shares issued                                                     18,644,000       18,644,000
     Accumulated comprehensive income                                                   126,000          134,000
     Retained earnings                                                                2,453,000        2,461,000
                                                                                    -----------      -----------
         Total shareholders' equity                                                  21,223,000       21,239,000
                                                                                    -----------      -----------

TOTAL                                                                               $27,814,000      $29,279,000
                                                                                    ===========      ===========
See accompanying notes to consolidated financial statements.


EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                    1999                1998               1997
                                                                    ----                ----               ----
SALES                                                             $41,079,000        $39,509,000         $38,735,000
COST OF SALES                                                      22,298,000         22,582,000          19,208,000
                                                                   ----------         ----------          ----------
GROSS PROFIT                                                       18,781,000         16,927,000          19,527,000
                                                                   ----------         ----------          ----------

OPERATING EXPENSES:
     Sales and marketing                                            7,849,000          7,624,000           7,835,000
     Warehousing and distribution                                   2,850,000          3,281,000           3,197,000
     Research and development                                       3,384,000          4,829,000           4,328,000
     General and administrative                                     4,110,000          4,285,000           3,640,000
                                                                   ----------         ----------          ----------
         Total operating expenses                                  18,193,000         20,019,000          19,000,000
                                                                   ----------         ----------          ----------
OPERATING INCOME (LOSS)                                               588,000         (3,092,000)            527,000
                                                                   ----------         ----------          ----------
OTHER INCOME (EXPENSE):
     Interest expense                                                (491,000)          (434,000)           (273,000)
     Interest income                                                   28,000             28,000              66,000
     Other income (expense), net                                     (146,000)          (231,000)           (158,000)
                                                                   ----------         ----------          ----------
         Total other income (expense)                                (609,000)          (637,000)           (365,000)
                                                                   ----------         ----------          ----------
(LOSS) INCOME BEFORE (BENEFIT) PROVISION
     FOR INCOME TAXES                                                 (21,000)        (3,729,000)            162,000
(BENEFIT) PROVISION FOR INCOME TAXES                                  (13,000)        (1,445,000)             97,000
                                                                   ----------         ----------          ----------
NET (LOSS) INCOME                                                       8,000         (2,284,000)             65,000
                                                                   ----------         ----------          ----------
OTHER COMPREHENSIVE INCOME (LOSS) -
     Foreign currency translation adjustments,
     net of tax of $(5,000), $2,000 and $(6,000) for the
     periods ended December 31, 1999, 1998 and
     1997, respectively.                                               (8,000)             4,000             (10,000)
                                                                   ----------         ----------          ----------
COMPREHENSIVE (LOSS) INCOME                                       $   (16,000)       $(2,280,000)        $    55,000
                                                                  ===========        ===========         ===========
NET (LOSS) INCOME PER SHARE - Basic and Diluted                   $     (0.00)       $     (0.32)        $      0.01
                                                                  ===========        ===========         ===========

Weighted Average Number of
Common Shares Outstanding - Basic                                   7,040,000          7,040,000           7,040,000
                                                                  ===========        ===========         ===========
Weighted Average Number of
Common Shares Outstanding - Diluted                                 7,040,000          7,040,000           7,082,000
                                                                  ===========        ===========         ===========

See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------



                                                                    Accumulated
                                                  Common           Comprehensive             Retained
                                                  Stock                Income                Earnings            Total
                                                  -----                ------                --------            -----

BALANCE, DECEMBER 31, 1996                        $18,644,000          $ 140,000             $4,680,000         $23,464,000

     Translation adjustment                                              (10,000)                                   (10,000)

     Net Loss                                                                                    65,000              65,000
                                                  -----------          ---------             ----------         ------------
BALANCE, DECEMBER 31, 1997                         18,644,000            130,000              4,745,000          23,519,000

     Translation adjustment                                                4,000                                      4,000

     Net Loss                                                                                (2,284,000)         (2,284,000)
                                                  -----------          ---------             ----------         ------------
                                                   18,644,000            134,000              2,461,000          21,239,000
BALANCE, DECEMBER 31, 1998

     Translation adjustment                                               (8,000)                                    (8,000)

     Net Loss                                                                                    (8,000)             (8,000)
                                                  -----------          ---------             ----------         ------------
BALANCE, DECEMBER 31, 1999                        $18,644,000           $126,000             $2,453,000         $21,223,000
                                                  ===========          =========             ==========         ============


          See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                           1999              1998             1997
                                                                           ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                $      (8,000)     $(2,284,000)      $    65,000
     Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
         Provision for doubtful accounts and sales returns                  536,000          411,000           125,000
         Provision for inventory obsolescence                               515,000        1,600,000           282,000
         Loss on disposal of fixed assets                                    70,000
         Deferred income taxes                                              (49,000)      (1,192,000)           61,000
         Depreciation and amortization                                    1,290,000        1,109,000         1,018,000
         Changes in operating assets and liabilities:
              Accounts receivable                                          (945,000)       1,555,000          (875,000)
              Inventory                                                   1,027,000       (1,583,000)         (336,000)
              Prepaid expenses and other current assets                    (292,000)         222,000            70,000
              Other receivables                                              25,000          138,000           (30,000)
              Other assets                                                 (129,000)         (25,000)          286,000
              Accounts payable                                              (10,000)      (1,362,000)          712,000
              Accrued expenses                                             (173,000)          81,000          (193,000)
              Deferred income                                               (51,000)         (44,000)         (156,000)
              Income taxes payable / receivable                             (81,000)        (264,000)         (403,000)
                                                                      --------------     ------------      ------------
              Net cash provided by (used in) operating activities          1,725,000        1,638,000           626,000
                                                                      --------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (645,000)        (979,000)         (790,000)
                                                                      --------------     ------------      ------------
              Net cash used in investing activities                        (645,000)        (979,000)         (790,000)
                                                                      --------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayment of) proceeds from line of credit                       (989,000)       3,250,000          (500,000)
     Repayment of long-term debt                                           (134,000)        (121,000)         (110,000)
                                                                      --------------     ------------      ------------
               Net cash (used in) provided by financing activities       (1,123,000)       3,129,000          (610,000)
                                                                      --------------     ------------      ------------
     Effect of exchange rate changes in cash                                 (7,000)           1,000            (9,000)
                                                                      --------------     ------------      ------------


NET (DECREASE) INCREASE IN CASH                                             (50,000)         513,000          (783,000)

CASH, BEGINNING OF YEAR                                                      748,000          235,000         1,018,000
                                                                      --------------     ------------      ------------

CASH, END OF YEAR                                                      $     698,000      $   748,000       $   235,000
                                                                      ==============     ============      ============



          See accompanying notes to consolidated financial statements.

EDUCATIONAL INSIGHTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------

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

      CASH - The Company's policy is to maintain its uninvested cash at minimum levels.

      ACCOUNTS RECEIVABLE - Accounts receivable are principally from school supply distributors, specialty retail stores, toy superstores, and individuals. Certain of the Company's customers participate in an accounts receivable extended payment program where payment is delayed for up to 120 days depending on the size of the sales order. The Company performs ongoing credit evaluations of its customers and maintains reserves, which estimate the potential for doubtful accounts and future product returns. Allowance for sales returns approximated $277,000 and $338,000 at December 31, 1999 and 1998, respectively. Such reserves have been included in the allowance for doubtful accounts.

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


            Building and improvements                       39 years
            Furniture, fixtures and equipment                5 years
            Molds, tools and dies                            3 years
            Leasehold improvements                           5 years

      REVENUE RECOGNITION - The Company recognizes revenue from product sales at the time of shipment. The Company also has license and royalty agreements with international manufacturers to license certain of its products. The agreements typically provide for continuing royalties based on unit sales by the licensee. Royalties are recognized when reported by the licensee. Royalties received in advance are deferred until shipments are reported by licensees. License fees and royalty revenues earned during 1999, 1998 and 1997, which are included in sales revenue in the accompanying consolidated statements of operations, were $224,000, $308,000, and $293,000, respectively.

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs related to the designing, developing and testing of new educational products are charged to expense as incurred.

      INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted rates.

      OTHER INCOME (EXPENSE), NET - Other income (expense) is presented in the accompanying consolidated statements of operations net of other expenses of $154,000, $109,000 and $110,000 for the years ended December 31, 1999,
      1998 and 1997, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash accounts receivable and payable, and a debt instrument. The book values of all financial instruments, other than the debt instrument, are representative of their fair values due to short-term maturity. The book value of the Company's debt instrument is not materially different from its fair value because the interest rate of this instrument approximates the current rates offered to the Company.

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

      CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents with high credit quality institutions. While no one customer accounted for more than 5% of sales in any year presented, the Company's aforementioned accounts receivable extended payment program has resulted in a limited number of customers whose accounts receivable balances have comprised up to 17% of the total accounts receivable balance at certain times of the year and 5% at year-end.

      FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts at the average rate in effect during the year. The aggregate effect of translating the financial statements of the foreign subsidiary is included in a separate component of shareholders' equity. Foreign exchange gains for the year ended December 31, 1999 were $10,000 and are net of $26,000 of exchange losses recorded by the Company's foreign subsidiary. Foreign exchange losses for the year ended December 31, 1998 and 1997 were $147,000 and $96,000, respectively, of which $64,000 and $45,000 were recorded by the Company's foreign subsidiary.

      STOCK OPTION PLAN - Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. Had the Company elected to measure compensation cost based on the fair value to stock options awarded in 1999, 1998, and 1997 the net loss and net loss per share - basic and diluted would have been $108,000 and $0.02, respectively, for the year ended December 31, 1999, the net loss and net loss per share - basic and diluted would have been $2,359,000 and $0.34, respectively, for the year ended December 31, 1998, and the net income and net income per share - basic and diluted would have been $1,000 and $0.00, respectively, for the year ended December 31, 1997. Stock options issued during 1999 were valued using the Black-Scholes model using a risk-free interest rate of 4.9%, expected life of 60 months, expected volatility of 82% and expected dividends of zero. Stock options issued during 1998 were valued using the Black-Scholes model using a risk-free interest rate of 4.92%, expected life of 60 months, expected volatility of 100% and expected dividends of zero. Vested and non-vested stock options repriced during 1997 were valued using the Black-Scholes model using a remaining expected life of 2 years and 4 years, respectively, a risk-free interest rate of 6.15% and 6.32% respectively, expected volatility of 78% and expected dividends of zero.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the current year's presentation.

2. PROPERTY AND EQUIPMENT

      The following are the components of property and equipment:


                                              1999          1998
                                              ----          ----
      Land                                $   676,000   $   676,000
      Building and improvements             2,129,000     2,080,000
      Equipment                             3,343,000     3,129,000
      Office furniture and fixtures           671,000       617,000
      Vehicles                                 32,000        27,000
      Molds, tools and dies                 3,997,000     4,040,000
      Leasehold improvements                  236,000       236,000
                                              -------      ---------

      Total                                11,084,000    10,805,000
      Less accumulated depreciation and
      amortization                          6,712,000     5,717,000
                                            ---------     ---------

      Property and equipment - net        $ 4,372,000   $ 5,088,000
                                            =========     =========

3. LINE OF CREDIT

      The Company has a revolving line of credit agreement with a bank that is collateralized by substantially all of the Company's assets. Under the credit facility, which expires June 30, 2001, the Company may borrow up to $8 million from January through June and up to $10 million from July through December. Advances bear interest at one half-percentage point above the bank's reference rate (8.50% at December 31, 1999). The agreement requires the maintenance of minimum net income amounts and net worth amounts, and provides for various restrictions, including limitations on capital expenditures and additional indebtedness. Although the Company was in violation of one of these loan covenants at December 31, 1999, the Company has obtained the appropriate waiver.

      Outstanding letters of credit, primarily related to imports from offshore manufacturers, amounted to $35,000 at December 31, 1999.

4. LONG-TERM DEBT

      Long-term debt represents a note payable bearing interest at 10%, which matures in 2005, payable in equal monthly installments and collateralized by land and building. Scheduled principal payments of long-term debt $149,000 in 2000, $165,000 in 2001, $182,000 in 2002, $201,000 in 2003,
      $223,000 in 2004, and $10,000 thereafter.

5. INCOME TAXES

      The provision (benefit) for income taxes consists of the following:


                                          YEAR ENDED DECEMBER 31,

                                    1999          1998           1997
                                    ----          ----           ----
            Federal
               Current            $ 37,000    $  (272,000)   $  (3,000)
               Deferred            (68,000)    (1,047,000)      74,000
                                   -------     --------- -      ------
                                   (31,000)    (1,319,000)      71,000
                                   -------     ----------       ------

            State
               Current              (2,000)       15,000        8,000
               Deferred             24,000      (145,000)      (3,000)
                                    ------      --------       ------
                                    22,000      (130,000)       5,000
                                    ------      --------        -----

            Foreign
               Current              (4,000)        4,000       21,000
               Deferred                  0             0            0
                                    ------        ------       -------
                                    (4,000)        4,000       21,000
                                    ------         -----       ------

                                  $(13,000)   $(1,445,000)   $ 97,000
                                  ========    ===========    ========

         Deferred taxes arise from the recognition of certain items of revenue and expense for tax purposes in years different from those in which they are recognized in the financial statements. The major components of deferred tax assets and liabilities are as follows:

                                                         1999                            1998
                                                         ----                            ----
                                                Federal           State        Federal           State
                                                -------           -----        -------           -----

         Inventory allowances                 $ 343,000        $ 42,000      $  664,000        $ 81,000
         Inventory capitalization               196,000          24,000         217,000          27,000
         Accounts receivable and
             sales return allowances            147,000          18,000         187,000          23,000
         State taxes                             52,000           2,000          55,000           7,000
         Vacation accrual                        73,000           9,000          82,000          10,000
         Other accrued liabilities               48,000           6,000         153,000          19,000
         Prepaid expenses                       (51,000)         (5,000)        (59,000)         (7,000)
         Foreign tax credit                                                      65,000           8,000
         Other                                         0               0         23,000           3,000
                                                --------        --------         ------          ------

         Net current deferred tax asset       $ 808,000        $ 96,000      $1,387,000        $171,000
                                               =========        ========      ==========        ========

         Tax depreciation in excess of book   $(175,000)       $(22,000)     $ (253,000)       $(31,000)
         Net operating loss carry forward       548,000          80,000         279,000          34,000
         Foreign tax credits                    163,000
         Charitable contribution carry           89,000
             forward
         Other                                   46,000           3,000               0               0
                                              ----------      ----------        --------        ---------

         Net non-current deferred tax asset
             (liability)                      $ 671,000        $ 61,000      $  (26,000)       $ (3,000)
                                               =========        ========       ==========       ========

         At December 31, 1999, the Company has $549,000 in net operating loss carryforward available to offset future federal taxable income of which $249,000 expires in 2018 and $299,000 expires in 2019. Although realization is not assured, management believes that the net deferred tax asset will be realized.

         A reconciliation of income tax (benefit) expense to the federal statutory rate follows:

                                                                      Year Ended December 31,
                                                                1999              1998             1997
                                                                ----              ----             ----
              Federal income tax at the statutory rate         $ (8,000)     $(1,268,000)         $74,000
              State taxes, net of federal benefit                (1,000)        (130,000)           2,000
              Foreign taxes and other                            (4,000)         (47,000)          21,000
                                                                 -------    -------------         -------

                                                               $(13,000)     $(1,445,000)         $97,000
                                                               =========     ============         =======


6.   RELATED PARTY TRANSACTIONS

         The Company's warehouse facility is leased from a significant shareholder for a term expiring April 2002. In addition to the base rent, the Company is responsible for property taxes, insurance and maintenance of the buildings. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $313,000, $342,000 and
         $317,000, respectively, of which $300,000 in each year resulted from leases with related parties.

         Future minimum cash lease payments under non-cancelable operating leases as of December 31, 1999 are as follows:

          Year Ending December 31,

           2000                                             $262,000
           2001                                              262,000
           2002                                               91,000
           2003                                                    0
           2004                                                    0
                                                            ---------
                                                            $615,000
                                                            ========



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

         A family member of a shareholder receives royalties from the Company based on sales of electronic products that were developed with the family member's assistance. Under the terms of the royalty agreement, the family member is to receive royalties equal to 1% of net sales of certain products up to a maximum of $150,000 per year. The agreement expires on December 31, 2010. Royalty expense under this agreement for the years ended December 31, 1999, 1998 and 1997 was $35,000, $44,000 and $71,000, respectively. In addition, this family member provides certain consulting services relating to the Company's new product development activities. Compensation expense for said services for the years ended December 31, 1999, 1998, and 1997 amounted to $1,000, $6,000 and $50,000 respectively.

         During 1996, the Company's subsidiary entered into a loan agreement with a company that is owned by the general manager of said subsidiary. The loan is collateralized by accounts receivable and bears interest at the rate of 8%. The outstanding balance at December 31, 1999 and 1998 of $391,000 and $227,000, respectively, is included in other assets in the accompanying consolidated balance sheet. In addition, approximately $276,000 is included in prepaids and/or accounts receivable at December 31, 1999 from transactions arising in the normal course of business with said company.


7.   PROFIT SHARING PLANS

         The Company has a noncontributory profit sharing plan covering substantially all of its employees who are eligible to participate after one year of service. There was no contribution expense in 1999, 1998 or 1997. Participants vest in the Company's contributions over a period of six years.

         The Company has a salary savings and profit sharing plan, which is available to all employees (the "Plan"). The Plan provides that all employees become eligible to participate after one year of service. Participants may elect to contribute up to 15% of their salary to the Plan. The Company is required to make a matching contribution equal to a minimum of 25% of each employee's contribution up to 4% of each employee's salary. The Company's contributions to this Plan for the years ended December 31, 1999, 1998, and 1997 were $37,000, $40,000 and
         $42,000, respectively. All participants vest 100% in Company contributions each December 31.

8.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    1999             1998              1997
                                                                                    ----             ----              ----
             Numerator for basic earnings (loss) per share- income  available to common stockholders:

                      Net income (loss)                                             $(8,000)      $(2,284,000)         $65,000
                                                                                    --------      ------------         -------

             Denominator for basic earnings per share--
                      Weighted - average shares outstanding:                      7,040,000         7,040,000        7,040,000

                  Effect of dilutive securities:
                      Stock options
                                                                                          0                 0           42,000
                                                                                  ---------         ----------       ---------
             Denominator for diluted earnings per share --
                      Adjusted for weighted average shares
                      and assumed conversions                                     7,040,000         7,040,000        7,082,000
                                                                                  =========         =========        =========

                  Basic earnings per share                                          $ (0.00)       $    (0.32)          $ 0.01
                                                                                     =======           =======           =====

                  Diluted earnings per share                                        $ (0.00)       $    (0.32)          $ 0.01
                                                                                     =======           =======           =====

9.   STOCK OPTION PLANS

         The Company has reserved 900,000 shares of common stock for issuance pursuant to an employee Stock Awards Plan (the "Employee Plan"). Under the Employee Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. The options are exercisable in annual one-third increments beginning two years from the date of grant, and expire ten years from the date of grant. On June 6, 1997 all outstanding options granted prior to that date were repriced to an excise price of $1.75 per share which equaled the market price on said date. In addition, the Company has reserved 25,000 shares of common stock for issuance pursuant to the Directors Stock Option Plan No. 1 (the "Directors Plan"). Under the Directors Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. The options are exercisable at the date of grant.

         A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                         1999                    1998                      1997
                                                         ----                    ----                      ----
                                                             Weighted                  Weighted                   Weighted
                                                             Average                   Average                    Average
                                                             Exercise                  Exercise                   Exercise
                                                    Shares     Price       Shares        Price       Shares        Price
                                                    ------     -----       ------        -----       ------        -----

         Outstanding at January 1                   567,060     $1.63      276,910       $1.75       276,910       $2.98
         Granted                                    348,420      2.05      315,000        1.54
         Canceled                                    95,540      1.75       24,850        1.75       276,910        2.98
         Repriced                                                                                    276,910        1.75
                                                  ---------              ---------                   -------

         Outstanding at December 31                 819,940      1.78       567,060        1.63      276,910        1.75
                                                    =======                 =======                  =======

         Options exercisable at year-end            169,520                 214,728                  193,910

         Weighted average fair value
           Of options granted during
           The year                                   $1.39                   $1.18                    $0.95


          The  following  table  summarizes   information  about  stock  options
     outstanding at December 31, 1999:


                                                 OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                 -----------------------------------------------------    ---------------------------------

                                                         WEIGHTED
                                                          AVERAGE          WEIGHTED                             WEIGHTED
                                      NUMBER             REMAINING          AVERAGE           NUMBER             AVERAGE
              RANGE OF             OUTSTANDING          CONTRACTUAL        EXERCISE         EXERCISABLE         EXERCISE
           EXERCISE PRICES         AT 12/31/99             LIFE              PRICE          AT 12/31/99           PRICE
           ---------------         -----------             ----              -----          -----------           -----

             1.50 - 2.38             819,940                6.6              $1.78            169,520             $1.77


10.  ROYALTY LICENSE AGREEMENTS

          Under the terms of various license agreements, the Company is obligated to pay the licensors royalties equal to specified percentages of the sales of the Company's products subject to the license agreements. Certain license agreements require the Company to pay an advance against future royalties, which would be due based on a units sold basis. Such advances have been included in other assets in the accompanying consolidated balance sheets and amounted to approximately $153,000 at December 31, 1999 and $158,000 at December 31, 1998.


11.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          1999             1998             1997
                                                                          ----             ----             ----
             Cash paid during the year for:
                 Interest                                                $512,000         $396,000         $281,000
                 Income taxes                                            $116,000          $11,000         $349,000


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

                                            1999                           1998                       1997
                                            ----                           ----                       ----
                                                         LONG-LIVED                   LONG-LIVED                      LONG-LIVED
                                         REVENUES          ASSETS       REVENUES        ASSETS        REVENUES         ASSETS
                                         --------          ------       --------        ------        --------         ------
            United States                $35,879,000     $4,372,000    $34,064,000    $5,088,000     $33,293,000    $5,218,000
            Foreign countries              5,200,000                     5,171,000                     5,149,000
                                         -----------     ----------    -----------    ----------     -----------    ----------

            TOTAL                        $41,079,000     $4,372,000    $39,235,000    $5,088,000     $38,442,000    $5,218,000
                                         ===========     ==========    ===========    ==========     ===========    ==========


                                                            ************