Form 10-Q
period 2000-03-31
EDUCATIONAL INSIGHTS INC
filed 2000-05-12
CIK 919570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-23606

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes /X/  No / /

    As of May 9, 2000 there were 7,040,000 shares of common stock outstanding.

Total number of sequential pages: 10           There are no Exhibits in this document;
                                               hence no Exhibit Index.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I--ITEM 1. FINANCIAL STATEMENTS

                           EDUCATIONAL INSIGHTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
      (UNAUDITED, EXCEPT FOR DECEMBER 31, 1999 BALANCE SHEET INFORMATION)

                                     ASSETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
CURRENT ASSETS
  Cash                                                         $   310       $   698
  Accounts receivable, less allowance for doubtful accounts
    of $327 in 2000 and $433 in 1999                             5,859         8,880
  Inventory                                                     11,401        10,492
  Income taxes receivable                                          835           311
  Other receivables                                                 30            30
  Prepaid expenses and other current assets                      1,409           663
  Deferred income taxes                                            897           904
                                                               -------       -------
    Total current assets                                        20,741        21,978
                                                               -------       -------
PROPERTY AND EQUIPMENT, NET                                      4,382         4,372
                                                               -------       -------
DEFERRED INCOME TAXES                                              727           732
                                                               -------       -------
OTHER ASSETS                                                       735           732
                                                               -------       -------
TOTAL                                                          $26,585       $27,814
                                                               =======       =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                            $   149       $   149
  Line of credit                                                 2,661         2,761
  Accounts payable                                               1,903         1,595
  Accrued expenses                                               1,312         1,305
                                                               -------       -------
    Total current liabilities                                    6,025         5,810
                                                               -------       -------
LONG TERM DEBT                                                     745           781
                                                               -------       -------
SHAREHOLDERS' EQUITY
  Preferred stock, no par value; 10,000,000 shares
    authorized; no shares issued
  Common stock, no par value; 30,000,000 shares authorized;
    7,040,000 shares issued in 2000 and 1999                    18,644        18,644
  Accumulated other comprehensive income--foreign currency
    translation adjustments                                        118           126
  Retained earnings                                              1,053         2,453
                                                               -------       -------
    Total shareholders' equity                                  19,815        21,223
                                                               -------       -------
TOTAL                                                          $26,585       $27,814
                                                               =======       =======

          See accompanying notes to consolidated financial statements.

                           EDUCATIONAL INSIGHTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
SALES                                                         $ 5,575     $7,639
COST OF SALES                                                   2,991      4,019
                                                              -------     ------
GROSS PROFIT                                                    2,584      3,620
                                                              -------     ------
OPERATING EXPENSES:
  Sales and marketing                                           1,879      1,532
  Warehousing and distribution                                    796        729
  Research and development                                        994        960
  General and administrative                                      977      1,012
                                                              -------     ------
    Total operating expenses                                    4,646      4,233
                                                              -------     ------
OPERATING LOSS                                                 (2,062)      (613)
                                                              -------     ------
OTHER INCOME (EXPENSE):
  Interest expense                                                (66)       (85)
  Interest income                                                  20          6
  Other expense, net                                             (118)      (113)
                                                              -------     ------
    Total other expense                                          (164)      (192)
                                                              -------     ------
LOSS BEFORE BENEFIT FOR INCOME TAXES                           (2,226)      (805)
BENEFIT FOR INCOME TAXES                                         (826)      (284)
                                                              -------     ------
NET LOSS                                                       (1,400)      (521)

OTHER COMPREHENSIVE INCOME--
  Foreign currency translation adjustments (Net of tax of
    $(1) in 2000 and $(8) in 1999)                                 (8)       (12)
                                                              -------     ------
COMPREHENSIVE LOSS                                            $(1,408)    $ (533)
                                                              =======     ======
NET LOSS PER SHARE--Basic and Diluted                         $ (0.20)    $(0.07)
                                                              =======     ======
Weighted Average Number of Common Shares Outstanding--Basic
  and Diluted                                                   7,040      7,040
                                                              =======     ======

          See accompanying notes to consolidated financial statements.

                           EDUCATIONAL INSIGHTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(1,400)   $  (521)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Provision for doubtful accounts and sales returns                63         62
  Provision of inventory obsolescence                              95        105
  Depreciation                                                    288        314
  Deferred income taxes                                             8       (275)
  Changes in operating assets and liabilities:
    Accounts receivable                                         2,942      1,984
    Inventory                                                  (1,018)      (120)
    Income taxes receivable                                      (524)
    Other receivables                                                          3
    Prepaid expenses and other current assets                    (749)      (351)
    Other assets                                                   (8)       (71)
    Accounts payable                                              343        254
    Accrued expenses                                               10        133
                                                              -------    -------
      Net cash provided by operating activities                    50      1,517
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (298)      (230)
                                                              -------    -------
      Net cash used in investing activities                      (298)      (230)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in line of credit                                 (100)    (1,150)
  Repayments of long-term debt                                    (36)       (33)
                                                              -------    -------
      Net cash used in financing activities                      (136)    (1,183)
                                                              -------    -------
Effect of exchange rate changes on cash                            (4)       (11)
                                                              -------    -------
NET CHANGE IN CASH                                               (388)        93
CASH, BEGINNING OF PERIOD                                         698        748
                                                              -------    -------
CASH, END OF PERIOD                                           $   310    $   841
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                  $    77    $    94
  Cash received from income taxes                             $   310

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

    The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1999. The Company's fiscal year ends December 31. The results of operations for the period ended March 31, 2000, are not indicative of the results that might be expected for the full fiscal year.

    Certain reclassifications have been made to the 1999 amounts to conform with the current year's presentation.

2. INVENTORY

    Inventory consists principally of finished goods held for sale and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PART I--ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes, included in
Part I--Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

    Consolidated sales were $5,575,000 for the first quarter ended March 31, 2000, a decrease of 27.0%, or $2,064,000, compared to the same period in 1999. Net loss was $1,400,000 or $0.20 per share compared with a net loss of $521,000 or $0.07 per share for the same period in 1999. The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "Back-to-school" and year-end holiday selling seasons. The Company typically experiences losses during the first quarter.

SALES

    Sales decreased by 27.0%, or $2,064,000, to $5,575,000 in the quarter ended March 31, 2000 from $7,639,000 in the quarter ended March 31, 1999. Sales decreases occurred in each of the Company's primary markets. The decrease in the Company's core school market was primarily a reflection of the general weakness in the school supply dealer channel, as well as a carryover in the weakness of product reorders that the Company experienced in the fourth quarter of 1999. The decreases in the specialty retail and mass markets were primarily due to delays in purchases by certain customers. The Company expects lower sales volume during the first six months of 2000 than in the same period in 1999, but does not believe that this is indicative of the expected sales volume for the remainder of the year as many new and/or repackaged products are scheduled for introduction in the latter half of 2000.

GROSS PROFIT

    Gross profit margin as a percentage of sales decreased to 46.3% for the quarter ended March 31, 2000 from 47.4% for the same period in 1999. This decrease is primarily due to a higher percentage of sales of low margin discontinued items in 2000 than in 1999.

SALES AND MARKETING EXPENSE

    Sales and marketing expense increased $347,000 to $1,879,000 for the quarter ended March 31, 2000 from $1,532,000 for the same period in 1999. When expressed as a percentage of sales, sales and marketing expense increased to 33.7% as compared to 20.0% for the same period in 1999. The increase in absolute dollars is primarily due to marketing expenses relating to the Company's specialty retail division which was newly branded in 2000 under the name Kidology. As such, increased expenditures in 2000 were primarily in advertising/promotions and trade shows as well as compensation relating to the new Vice President in charge of this division. While much of the expense has been incurred, the increase in revenue is not expected until the second half of the year. In addition, marketing expenditures in the Learning Advantage division are relatively higher in the areas of direct promotion, catalogs and trade shows as this division was only in a start-up phase during the first half of 1999. The Company expects sales and marketing expense to continue to exceed the prior year amounts during the remainder of 2000.

WAREHOUSING AND DISTRIBUTION EXPENSE

    Warehousing and distribution expense increased $67,000 to $796,000 for the quarter ended March 31, 2000 from $729,000 for the same period in 1999. Warehousing and distribution expense, when expressed as a percentage of sales, increased to 14.3% as compared to 9.5% for the same period in 1999, primarily as a result of the decreased sales volume in 2000 as compared to 1999. The increase in absolute dollars is primarily due to higher compensation expense relating to personnel increases in the Company's purchasing and quality assurance functions.

RESEARCH AND DEVELOPMENT EXPENSE

    Research and development expense increased slightly by $34,000 to $994,000 for the quarter ended March 31, 2000 from $960,000 for the same period in 1999. When expressed as a percentage of sales, research and development expense increased to 17.8% from 12.6% primarily as a result of the decreased sales volume in 2000 as compared to 1999. The Company expects research and development expense to exceed the prior year amounts during the remainder of 2000 primarily due to increased development activity for both new and repackaged products.

GENERAL AND ADMINISTRATIVE EXPENSE

    General and administrative expense decreased $35,000 to $977,000 for the quarter ended March 31, 2000 compared to $1,012,000 for the same period in 1999. When expressed as a percentage of sales, general and administrative expense increased to 17.5% from 13.2% in the first quarter of 1999 as a result of the decreased sales volume in the current quarter.

INTEREST EXPENSE

    Interest expense decreased $19,000 to $66,000 from $85,000 for the same period in 1999 primarily due to decreased borrowings under the Company's line of credit. This occurred as a result of fiscal 1999 generating an operating profit as compared to fiscal 1998 when an operating loss was incurred.

OTHER EXPENSE

    Other expense, net remained essentially unchanged at $118,000 in 2000 as compared to $113,000 in 1999.

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

    During the quarter ended March 31, 2000, the Company's source of funds was net cash provided by operating activities, primarily from the collection of outstanding accounts receivable.

    The principal uses of cash during the period ended March 31, 2000 were an increase in prepaid expenses of $749,000 and an increase in inventory of $1,018,000 as well as repayment of outstanding borrowings under the Company's revolving line of credit of $100,000. Capital spending of $298,000 during the quarter was primarily for tooling relating to new products.

    The Company currently has a revolving line of credit with a bank, which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 30, 2001, the Company may borrow up to $8 million from January through June and up to $10 million from July through December. Advances bear interest at one half-percentage point above the bank's reference rate (9.00% at March 31, 2000). The agreement requires the maintenance of minimum net income amounts and net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At March 31, 2000, the Company had $2,661,000 of outstanding borrowings against this line of credit.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

       None.

    (b) REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the period in question.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       EDUCATIONAL INSIGHTS, INC.
                                                       (Registrant)

                                                       By:           /s/ THEODORE J. EISCHEID
                                                            -----------------------------------------
                                                                       Theodore J. Eischeid
Date: May 10, 2000                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:            /s/ STEPHEN E. BILLIS
                                                            -----------------------------------------
                                                                        Stephen E. Billis
Date: May 10, 2000                                          VICE PRESIDENT AND CHIEF FINANCIAL OFFICER