Form 10-Q
period 2000-06-30
EDUCATIONAL INSIGHTS INC
filed 2000-08-14
CIK 919570

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                       ----------------------------------




                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 28, 2000 there were 7,040,000 shares of common stock outstanding.



Total number of sequential pages: 11        There are no Exhibits in this
                                  --        document; hence no Exhibit Index.

================================================================================


                                       Page 1 of 11 sequentially numbered pages.

PART I - ITEM 1.             FINANCIAL STATEMENTS

                           EDUCATIONAL INSIGHTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
       (Unaudited, except for December 31, 1999 balance sheet information)


                                     ASSETS
                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2000            1999
                                                                              ------------    ------------
CURRENT ASSETS:
         Cash                                                                 $        594    $        698
         Accounts receivable, less allowance for doubtful accounts of
              $252 in 2000 and $433 in 1999                                          6,919           8,880
         Inventory                                                                  12,932          10,492
         Income taxes receivable                                                     1,544             311
         Other receivables                                                              33              30
         Prepaid expenses and other current assets                                   1,349             663
         Deferred income taxes                                                         897             904
                                                                              ------------    ------------
              Total current assets                                                  24,268          21,978
                                                                              ------------    ------------
PROPERTY AND EQUIPMENT, Net                                                          4,274           4,372
                                                                              ------------    ------------
DEFERRED INCOME TAXES                                                                  737             732
                                                                              ------------    ------------
OTHER ASSETS                                                                           700             732
                                                                              ------------    ------------

TOTAL                                                                         $     29,979    $     27,814
                                                                              ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt                                    $        149    $        149
         Line of credit                                                              5,669           2,761
         Accounts payable                                                            3,010           1,595
         Accrued expenses                                                            1,791           1,305
         Deferred income                                                                45               0
                                                                              ------------    ------------
              Total current liabilities                                             10,664           5,810
                                                                              ------------    ------------

LONG TERM DEBT                                                                         709             781
                                                                              ------------    ------------

SHAREHOLDERS' EQUITY
         Preferred stock, no par value; 10,000,000 shares authorized;
              No shares issued
         Common stock, no par value; 30,000,000 shares authorized;
              7,040,000 shares issued in 2000 and 1999                              18,644          18,644
         Accumulated other comprehensive income - foreign currency
                Translation adjustments                                                117             126
         Accumulated deficit/Retained earnings                                        (155)          2,453
                                                                              ------------    ------------
              Total shareholders' equity                                            18,606          21,223
                                                                              ------------    ------------

TOTAL                                                                         $     29,979    $     27,814
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.


                                       Page 2 of 11 sequentially numbered pages.

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                ----------------------------    ----------------------------
                                                    2000             1999           2000            1999
                                                ------------    ------------    ------------    ------------
SALES                                           $      6,460    $      9,035    $     12,035    $     16,674
COST OF SALES                                          3,445           4,837           6,436           8,856
                                                ------------    ------------    ------------    ------------
GROSS PROFIT                                           3,015           4,198           5,599           7,818
                                                ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                 1,591           1,843           3,470           3,375
   Warehousing and distribution                          756             680           1,552           1,409
   Research and development                            1,173             864           2,167           1,824
   General and administrative                          1,215             897           2,192           1,909
                                                ------------    ------------    ------------    ------------

      Total operating expenses                         4,735           4,284           9,381           8,517
                                                ------------    ------------    ------------    ------------

OPERATING (LOSS)                                      (1,720)            (86)         (3,782)           (699)
                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense                                     (144)           (105)           (210)           (189)
   Interest income                                         6               6              26              12
   Other expense, net                                    (67)            (17)           (185)           (130)
                                                ------------    ------------    ------------    ------------

       Total other expense                              (205)           (116)           (369)           (307)
                                                ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                              (1,925)           (202)         (4,151)         (1,006)
INCOME TAX BENEFIT                                      (717)            (65)         (1,543)           (348)
                                                ------------    ------------    ------------    ------------

NET LOSS                                              (1,208)           (137)         (2,608)           (658)

OTHER COMPREHENSIVE INCOME-

   Foreign currency translation
   adjustments (Net of tax of
   $(1)and $(6), $(1), and $(9)
   for the three and six month period
   ended June 30, 2000 and 1999,
   respectively)                                          (1)             (2)             (9)            (14)
                                                ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                              $     (1,209)   $       (139)   $     (2,617)   $       (672)
                                                ============    ============    ============    ============

NET LOSS PER SHARE - Basic
   and Diluted                                  $      (0.17)   $      (0.02)   $      (0.37)   $      (0.09)
                                                ============    ============    ============    ============

Weighted average Number of Common
   Shares Outstanding - Basic
   and Diluted                                         7,040           7,040           7,040           7,040
                                                ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.


                                       Page 3 of 11 sequentially numbered pages.

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    ----------------------------
                                                                         2000            1999
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $     (2,608)   $       (658)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Provision for doubtful accounts and sales returns                        94             182
     Provision for inventory obsolescence                                    174             205
     Depreciation                                                            566             631
     Deferred income taxes                                                     7            (341)
     Changes in operating assets and liabilities:
         Accounts receivable                                               1,805            (703)
         Inventory                                                        (2,678)         (1,770)
         Income taxes receivable                                          (1,233)
         Other receivables                                                    (3)             (5)
         Prepaid expenses and other current assets                          (695)           (358)
         Other assets                                                         10            (107)
         Accounts payable                                                  1,574           1,518
         Accrued expenses                                                    488             (41)
         Deferred income                                                      45             (17)
                                                                    ------------    ------------
              Net cash used in operating activities                       (2,454)         (1,464)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (468)           (329)
                                                                    ------------    ------------
              Net cash used in investing activities                         (468)           (329)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in line of credit                                        2,908           1,643
     Repayments of long-term debt                                            (72)            (66)
                                                                    ------------    ------------
              Net cash provided by financing activities                    2,836           1,577
                                                                    ------------    ------------

Effect of exchange rate changes on cash                                      (18)            (14)
                                                                    ------------    ------------

NET CHANGE IN CASH                                                          (104)           (230)

CASH, BEGINNING OF PERIOD                                                    698             748
                                                                    ------------    ------------
CASH, END OF PERIOD                                                  $       594    $        518
                                                                    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                   $        194    $        192
         Income taxes paid                                          $          1    $          1
     Cash received from income taxes                                $        310


                                       Page 4 of 11 sequentially numbered pages.

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

     The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1999. The Company's fiscal year ends December 31. The results of operations for the period ended June 30, 2000, are not indicative of the results that might be expected for the full fiscal year.

     Certain reclassifications have been made to the 1999 amounts to conform with the current year's presentation.

2.   INVENTORY

     Inventory consists principally of finished goods held for sale and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


3.   NEW ACCOUNTING STANDARD

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Subsequent admendments to SAB 101 deferred its implementation until the Company's fourth fiscal quarter of 2000. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.


                                       Page 5 of 11 sequentially numbered pages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Part I -
Item 1 of this Quarterly Report, and the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company's business is highly seasonal. Typically, sales and operating income are highest during the third and fourth quarters and lowest during the first and second quarters. This seasonal pattern is primarily due to the increased demand for the Company's products during the "back-to-school" and year-end holiday selling seasons.

     SALES

     Sales decreased by $2,575,000 to $6,460,000 in the quarter ended June 30, 2000, from $9,035,000 in the quarter ended June 30, 1999. Sales decreases occurred in each of the Company's primary markets. The decrease in the Company's core school market was primarily a carryover in the weakness of product reorders that the Company experienced in the fourth quarter of 1999 and the first quarter of 2000, as well as delays in the introduction of most of its new product offerings for this channel. Sales in the Company's other markets were also adversely affected by delays in the introduction of new products.

     Sales decreased by 27.8% or $4,639,000 to $12,035,000 for the six-month period ended June 30, 2000 from $16,674,000 for the six-month period ended June 30, 1999. Sales decreases occurred in each of the Company's primary markets. The decrease in the Company's core school market was primarily a reflection of the weakness of product reorders that the Company experienced in the fourth quarter of 1999 and the first quarter of 2000. The decreases in the specialty retail and mass markets were primarily due to delays in purchases by certain customers. Additionally, sales in all the Company's markets were adversely affected by delays in the introduction of most of the Company's new product offerings.

     Due to the lateness in the introduction of a number of its new products, the Company expects lower sales volume in the second half of the year 2000 compared to the same period in 1999.

     GROSS PROFIT

     Gross profit margin as a percentage of sales was essentially unchanged at 46.7% for the quarter ended June 30, 2000 as compared to 46.5% for the quarter ended June 30, 1999.

     Gross profit margin as a percentage of sales was essentially unchanged at 46.5% for the six-month period ended June 30, 2000, as compared to 46.9% for the six-month period ended June 30, 1999.

     SALES AND MARKETING EXPENSE

     Sales and marketing expense decreased $252,000 to $1,591,000 for the quarter ended June 30, 2000 from $1,843,000 for the same period in 1999. However, when expressed as a percentage of sales, said expense increased to 24.6% for the quarter ended June 30, 2000, as compared to 20.4% for the same period in 1999. The reason for the variances is primarily as result of the lower sales volume experienced in the quarter. The lower volume sales decreased the absolute dollar amount of variable sales and marketing expense incurred, but the combination of variable and fixed marketing expenses was proportionally higher as a percentage of sales in 2000 than in 1999 due to the lower sales volume in 2000.


                                       Page 6 of 11 sequentially numbered pages.

Sales and marketing expense increased $95,000 to $3,470,000 for the six-month period ended June 30, 2000 from $3,375,000 for the same period in 1999 despite the decrease in said expense for the quarter. This was a result of the increase in sales and marketing expense experienced in the first quarter of 2000, as compared to the same period in 1999, which was primarily due to increased marketing expenses relating to the Company's specialty retail division. When expressed as a percentage of sales, sales and marketing expense increased to 28.8% for the six-month period ended June 30, 2000 from 20.2% for the same period in 1999.

     WAREHOUSING AND DISTRIBUTION EXPENSE

     Warehousing and distribution expense increased $76,000 to $756,000 or 11.7% of sales for the quarter ended June 30, 2000 compared to $680,000 or 7.5% of sales for the same quarter in 1999.

     Warehousing and distribution expense increased $143,000 to $1,552,000 or 12.9% of sales for the six-month period ended June 30, 2000 compared to $1,409,000 or 8.4% of sales for the same period in 1999.

     The increase in warehousing and distribution expense in absolute dollars on both a quarterly and year-to-date basis was primarily due higher compensation expense relating to personnel increases in the Company's purchasing and quality assurance functions in the year 2000.

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense increased $309,000 to $1,173,000 or 18.2% of sales for the quarter ended June 30, 2000 compared to $864,000 or 9.6% of sales for the same quarter in 1999.

     Research and development expense increased $343,000 to $2,167,000 or 18.0% of sales for the six-month period ended June 30, 2000 compared to $1,824,000 or 10.9% of sales for the same period in 1999.

     The increase in research and development expense on both a quarterly and year-to-date basis was due primarily to increased development activity for both new and repackaged products, as well as increased use of outside resources to attempt to reduce the design time of new products, thereby mitigating any further delays in the introduction of new products to market.

     GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense increased $318,000 to $1,215,000 or 18.8% of sales for the quarter ended June 30, 2000 compared to $897,000 or 9.9% of sales for the same quarter in 1999.

     General and administrative expense increased $283,000 to $2,192,000 or 18.2% of sales for the six-month period ended June 30, 2000 compared to $1,909,000 or 11.4% of sales for the same period in 1999.

     The increase in general and administrative expense on both a quarterly and year-to-date basis was primarily due to compensation expense relating to the severance agreement with the Company's ex-President and CEO.

     INTEREST EXPENSE

     Interest expense increased $39,000 to $144,000 for the quarter ended June 30, 2000 compared to $105,000 for the same quarter of 1999, as a result of increased borrowings under the Company's line of credit and the higher prime rate (which is the reference rate on the Company's line of credit) in 2000 than in 1999.

     For the six-month period ended June 30, 2000, interest expense increased $21,000 to $210,000 compared to $189,000 for same period of 1999 as a result of the higher prime rate in 2000 compared to 1999.


                                       Page 7 of 11 sequentially numbered pages.

     OTHER INCOME AND EXPENSE

     Other expense, net of other income, increased $50,000 to $67,000 for the quarter ended June 30, 2000 compared to $17,000 for the same quarter in 1999.

     For the six-month period ended June 30, 2000, other expense increased $55,000 to $185,000 compared to $130,000 for the same period in 1999.

     The increase in other expense, net of other income, on both a quarterly and year-to-date basis resulted principally from other income recorded in 1999 generated from foreign exchange gains on sales to Canada due to the strengthening Canadian dollar during the quarter, whereas there was a small foreign exchange loss incurred on sales to Canada during 2000.

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

     During the period ended June 30, 2000, the Company's sources of funds were primarily the net increase in borrowings under the Company's line of credit of $2,908,000, an increase in accounts payable of $1,574,000 and a decrease in accounts receivable of $1,805,000.

     The principal uses of cash during the period ended June 30, 2000 were an increase in inventory of $2,678,000 due to the seasonal nature of the Company's business cycle, as well as funding of the year-to-date net loss of $2,608,000. Capital spending of $468,000 during the period was primarily for tooling relating to new products.

     The Company currently has a revolving line of credit with a bank, which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 30, 2001, the Company may borrow up to $8 million from January through June and up to $10 million from July through December. Advances, which are formula driven based on eligible accounts receivable and inventory levels, bear interest at one half-percentage point above the bank's reference rate (9.5% at June 30, 2000). The agreement requires the maintenance of minimum net income amounts and net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. At June 30, 2000, the Company had $5,669,000 of outstanding borrowings against this line of credit.

     The Company's borrowings available under the revolving line of credit and anticipated funds from operations that are used to satisfy the Company's working capital and capital expenditure requirements may not be adequate if the downtrend in sales continues at its current pace for the remainder of the year. The Company is currently investigating other means of raising capital, as well as expense reductions in order to mitigate the potential cash flow impact of further potential sales declines. In the event that the Company's sales do not improve and the Company is unable to raise additional capital and reduce operating expenses, the Company's financial position could be materially adversely affected.


                                       Page 8 of 11 sequentially numbered pages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks, which arise during the normal course of business from changes in foreign exchange rates and interest rates. A discussion of the Company's market risk associated with it's foreign currency transactions is presented below. The market risk associated with long-term debt is not material.

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

     As such, the Company is primarily exposed to the following foreign currencies: the Canadian dollar and the British pound sterling. Based upon a hypothetical five-percent strengthening of the U.S. dollar across these currencies, the potential foreign exchange losses due to said foreign currency exposures would have been approximately $220,000 at June 30, 2000. The Company does not currently hedge this risk.


                                       Page 9 of 11 sequentially numbered pages.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


        On June 16, 2000 the Company held its Annual Meeting of Shareholders. The selection of Deloitte & Touche LLP as the Company's independent auditors was ratified. 6,871,559 shares were voted in favor of ratification, 275 shares were voted against ratification and 5 shares abstained.

        The candidates for Director positions received the votes indicated below. The five candidates receiving the highest number of votes were elected as Directors.

        Candidate                 Votes For         Withheld
        ---------                 ---------         --------
        Burt Cutler               6,855,064         16,775
        Jay Cutler                6,855,064         16,775
        Timothy Kilpin            6,855,064         16,775
        Gerald Bronstein          6,855,064         16,775
        G. Reid Calcott           3,465,230
        Theodore J. Eischeid      2,789,834        616,775


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
            None.

        (b) REPORTS ON FORM 8-K
            The Company did not file any reports on Form 8-K during the period in question.


                                      Page 10 of 11 sequentially numbered pages.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          EDUCATIONAL INSIGHTS, INC.
                                          (Registrant)




Date: August 3, 2000                  By: /s/ G. REID CALCOTT
                                          -------------------------------------
                                          G. Reid Calcott
                                          President and Chief Executive Officer


Date: August 3, 2000                  By: /s/ STEPHEN E. BILLIS
                                          -------------------------------------
                                          Stephen E. Billis
                                          Vice President and Chief Financial
                                          Officer


                                      Page 11 of 11 sequentially numbered pages.