Form 10-Q
period 2000-09-30
EDUCATIONAL INSIGHTS INC
filed 2000-11-14
CIK 919570

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

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 3, 2000 there were 7,040,000 shares of common stock outstanding.



Total number of sequential pages: 13        Exhibit Index is on page 13.


================================================================================

PART I - ITEM 1. FINANCIAL STATEMENTS

                           EDUCATIONAL INSIGHTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
       (Unaudited, except for December 31, 1999 balance sheet information)



                                     ASSETS
                                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                                        2000              1999
                                                                                                        ----              ----
CURRENT ASSETS:
         Cash                                                                                         $   480       $    698
         Accounts receivable, less allowance for doubtful accounts and sales returns
              of $558 in 2000 and $433 in 1999                                                          9,260          8,880
         Inventory                                                                                     12,797         10,492
         Income taxes receivable                                                                                         311
         Other receivables                                                                                 32             30
         Prepaid expenses and other current assets                                                        850            663
         Deferred income taxes, net                                                                       696            904
                                                                                                    ---------      ---------
              Total current assets                                                                     24,115         21,978
                                                                                                    ---------      ---------
PROPERTY AND EQUIPMENT, NET                                                                             4,392          4,372
                                                                                                    ---------      ---------
DEFERRED INCOME TAXES, NET                                                                              1,975            732
                                                                                                    ---------      ---------
OPTION ON INTELLECTUAL PROPERTY                                                                         1,000
                                                                                                    ---------
OTHER ASSETS                                                                                              647            732
                                                                                                    ---------      ---------
TOTAL                                                                                                 $32,129       $ 27,814
                                                                                                    =========      =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
          Current portion of long-term debt (including $126 due to shareholder)                       $   333       $    149
          Line of credit                                                                                8,077          2,761
          Accounts payable                                                                              3,090          1,595
          Accrued expenses                                                                              1,584          1,305
                                                                                                    ---------      ---------
               Total current liabilities                                                               13,084          5,810
                                                                                                    ---------      ---------
 LONG TERM DEBT                                                                                           860            781
                                                                                                    ---------      ---------
 SUBORDINATED NOTE PAYABLE DUE TO SHAREHOLDER                                                             874
                                                                                                    ---------

 SHAREHOLDERS' EQUITY
          Preferred stock, no par value; 10,000,000 shares authorized;
               no shares issued
          Common stock, no par value; 30,000,000 shares authorized;
               7,040,000 shares issued in 2000 and 1999                                                18,644         18,644
          Accumulated other comprehensive income - foreign currency
                 translation adjustments                                                                  113           126

          Accumulated deficit/Retained earnings                                                        (1,446)         2,453
                                                                                                    ---------      ---------
               Total shareholders' equity                                                              17,311         21,223
                                                                                                    ---------      ---------

 TOTAL                                                                                                $32,129       $ 27,814
                                                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                                       Page 2 of 13 sequentially numbered pages.

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                               -----------------------------   -----------------------------
                                                                   2000           1999             2000            1999
                                                                   ----           ----             ----            ----
SALES                                                            $ 9,898         $13,435          $21,933         $30,109
COST OF SALES                                                      5,807           7,229           12,243          16,085
                                                               -------------  --------------   -------------   -------------
GROSS PROFIT                                                       4,091           6,206            9,690          14,024
                                                               -------------  --------------   -------------   -------------

OPERATING EXPENSES:
   Sales and marketing                                             2,124           2,349            5,594           5,724
   Warehousing and distribution                                      582             698            2,134           2,107
   Research and development                                          894             808            3,061           2,632
   General and administrative                                        894           1,061            3,086           2,970
                                                               -------------  --------------   -------------   -------------

      Total operating expenses                                     4,494           4,916           13,875          13,433
                                                               -------------  --------------   -------------   -------------

OPERATING INCOME (LOSS)                                             (403)          1,290           (4,185)            591
                                                               -------------  --------------   -------------   -------------
OTHER INCOME (EXPENSE):
   Interest expense                                                 (216)           (174)            (426)           (363)
   Interest income                                                     6               4               32              16
   Other income (expense), net                                      (169)            123             (354)             (7)
                                                               -------------  --------------   -------------   -------------
      Total other income (expense)                                  (379)            (47)            (748)           (354)
                                                               -------------  --------------   -------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES                                   (782)          1,243           (4,933)            237
PROVISION (BENEFIT) FOR INCOME TAXES                                 509             443           (1,034)             95
                                                               -------------  --------------   -------------   -------------
NET INCOME (LOSS)                                                 (1,291)            800           (3,899)            142
                                                               -------------  --------------   -------------   -------------

OTHER COMPREHENSIVE INCOME (LOSS) -
    Foreign currency translation adjustments
    (Net of tax of $(3) and $5, $(9) and $(3) for the three-
    and nine-month periods ended September 30, 2000 and 1999,
    respectively.)                                                    (4)              9              (13)             (5)
                                                               -------------  --------------   -------------   -------------

COMPREHENSIVE INCOME (LOSS)                                      $(1,295)        $   809          $(3,912)        $   137
                                                               =============  ==============   =============   =============




Net Income (Loss) Per Share - Basic and Diluted                  $ (0.18)        $  0.11          $ (0.56)        $ 0.02
                                                               =============  ==============   =============   =============
Weighted Average Number of
   Common Shares Outstanding - Basic                               7,040           7,040            7,040           7,040
                                                               =============  ==============   =============   =============
Weighted Average Number of
   Common Shares Outstanding - Diluted                             7,040           7,137            7,040           7,141
                                                               =============  ==============   =============   =============



          See accompanying notes to consolidated financial statements.

                                       Page 3 of 13 sequentially numbered pages.

                           EDUCATIONAL INSIGHTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                       NINE-MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                     2000              1999
                                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $(3,899)          $   142
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Provision for doubtful accounts and sales returns                             431               272
          Provision for inventory obsolescence                                          316               373
          Depreciation                                                                  824               954
          Deferred income taxes                                                      (1,027)              (24)
          Changes in operating assets and liabilities:
             Accounts receivable                                                       (932)           (1,767)
             Inventory                                                               (2,749)           (1,028)
             Income taxes receivable                                                   311                 16
             Other receivables                                                           (2)               28
             Prepaid expenses and other current assets                                 (201)             (179)
             Other assets                                                                54              (310)
             Accounts payable                                                         1,788               948
             Accrued expenses                                                           281               434
                                                                                -----------       -----------
                Net cash used in operating activities                                (4,805)             (141)
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                (576)             (556)
     Purchase option on intellectual property                                        (1,000)
                                                                                -----------       -----------
                Net cash used in investing activities                                (1,576)             (556)
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in line of credit                                                   5,315               563
     Proceeds from issuance of note payable to shareholder                            1,000
     Repayments of long-term debt                                                      (128)             (100)
                                                                                -----------       -----------
               Net cash provided by financing activities                              6,187               463
                                                                                -----------       -----------
     Effect of exchange rate changes on cash                                            (24)
                                                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                        (218)             (234)
CASH, BEGINNING OF PERIOD                                                               698               748
                                                                                -----------       -----------
CASH, END OF PERIOD                                                                 $   480           $   514
                                                                                ===========       ===========


SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
          Cash paid during the period for:
             Interest                                                               $   389           $   373
             Income taxes paid                                                                        $   111
          Cash received from taxes                                                  $  (311)


                                       Page 4 of 13 sequentially numbered pages.

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

     The consolidated financial statements as presented herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as filed with the Securities and Exchange Commission and included in the Company's Form 10-K for the year ended December 31, 1999. The Company's fiscal year ends December 31. The results of operations for the period ended September 30, 2000, are not indicative of the results that might be expected for the full fiscal year.

     Certain reclassifications have been made to the 1999 amounts to conform with the current year's presentation.


2.   INVENTORY

     Inventory consists principally of finished goods held for sale and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


3.   NEW ACCOUNTING STANDARD

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Subsequent amendments to SAB 101 deferred its implementation until the Company's fourth fiscal quarter of 2000. The Company will adopt SAB 101 and is currently in the process of evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.


                                       Page 5 of 13 sequentially numbered pages.

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

     SALES

     Sales decreased $3,537,000 to $9,898,000 in the quarter ended September 30, 2000, from $13,435,000 in the quarter ended September 30, 1999. Sales decreases occurred in each of the Company's primary markets. The decrease in sales is principally due to delays in the introduction of most of its new product offerings.

     Sales decreased by 27.2% or $8,176,000 to $21,933,000 for the nine-month period ended September 30, 2000 from $30,109,000 for the nine-month period ended September 30, 1999. Sales decreases occurred in each of the Company's primary markets. The decrease in the Company's core school market was a reflection of the weakness of product reorders that the Company experienced in the fourth quarter of 1999 and the first half of 2000. Additionally, sales in all the Company's markets were adversely affected by delays in the introduction of the Company's new product offerings.

     Due to the lateness in the introduction of most of its new products, the Company expects sales volume in the year 2000 to be $11 to $12 million lower than the $41.1 million experienced in the prior year.

     GROSS PROFIT

     Gross profit margin as a percentage of sales decreased 4.9 percentage points to 41.3% for the quarter ended September 30, 2000 as compared to 46.2% for the quarter ended September 30, 1999.

     Gross profit margin as a percentage of sales decreased 2.4 percentage points to 44.2% for the nine-month period ended September 30, 2000, as compared to 46.6% for the nine-month period ended September 30, 1999.

     The decrease in the gross profit margin percentages on both a quarterly and year-to-date basis is principally due to lower gross profit in the specialty retail market. This resulted primarily from sales to certain customers at lower than standard margins as well as charges to rework certain inventory items to resolve certain technical and packaging problems.

     SALES AND MARKETING EXPENSE

     Sales and marketing expense decreased $225,000 to $2,124,000 for the quarter ended September 30, 2000 from $2,349,000 for the same period in 1999. However, when expressed as a percentage of sales, said expense increased to 21.5% for the quarter ended September 30, 2000, as compared to 17.5% for the same period in 1999.

     Sales and marketing expense decreased $130,000 to $5,594,000 for the nine-month period ended September 30, 2000 from $5,724,000 for the same period in 1999. When expressed as a percentage of sales, sales and marketing expense increased to 25.5% for the nine-month period ended September 30, 2000 from 19.0% for the same period in 1999.

                                       Page 6 of 13 sequentially numbered pages.

     The reason for the variances on both a quarterly and year-to-date basis is primarily as result of the lower sales volume experienced in the quarter. The lower volume sales decreased the absolute dollar amount of variable sales and marketing expense incurred, but the combination of variable and fixed marketing expenses was proportionally higher as a percentage of sales in 2000 than in 1999 due to the lower sales volume in 2000.

     WAREHOUSING AND DISTRIBUTION EXPENSE

     Warehousing and distribution expense decreased $116,000 to $582,000 for the quarter ended September 30, 2000 compared to $698,000 for the same period in 1999. However, when expressed as a percentage of sales, said expense increased to 5.9% for the quarter ended September 30, 2000 from 5.2% for the same period in 1999 due to the lower sales volume in 2000 as compared to 1999. The decrease in absolute dollars was primarily due to headcount reductions made in response to the lower sales volume.

     Warehousing and distribution expense increased $27,000 to $2,134,000 or 9.7% of sales for the nine-month period ended September 30, 2000 compared to $2,107,000 or 7.0% of sales for the same period in 1999. The increase in warehousing and distribution expense in absolute dollars on a year-to-date basis was primarily due higher compensation expense relating to personnel increases in the Company's purchasing and quality assurance functions in the year 2000 which was partially offset by headcount reductions made during the quarter in response to lower sales volume.

     RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense increased $86,000 to $894,000 or 9.0% of sales for the quarter ended September 30, 2000 compared to $808,000 or 6.0% of sales for the same quarter in 1999.

     Research and development expense increased $429,000 to $3,061,000 or 14.0% of sales for the nine-month period ended September 30, 2000 compared to $2,632,000 or 8.7% of sales for the same period in 1999.

     The increase in research and development expense on both a quarterly and year-to-date basis was due primarily to increased development activity for both new and repackaged products, as well as increased use of outside resources to attempt to reduce the design time of new products, thereby mitigating any further delays in the introduction of new products to market.

     GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense decreased $167,000 to $894,000 for the quarter ended September 30, 2000 compared to $1,061,000 for the same quarter in 1999. However, when expressed as a percentage of sales, said expense increased to 9.0% for the quarter ended September 30, 2000 from 7.9% for the same period in 1999 due to the lower sales volume in 2000 as compared to 1999.

     General and administrative expense increased $116,000 to $3,086,000 or 14.1% of sales for the nine-month period ended September 30, 2000 compared to $2,970,000 or 9.9% of sales for the same period in 1999 despite the decrease in said expense for the quarter. This was primarily due to compensation expense relating to the separation agreement with the Company's ex-President and CEO.

INTEREST EXPENSE

     Interest expense increased $42,000 to $216,000 for the quarter ended September 30, 2000 compared to $174,000 for the same quarter of 1999.

     For the nine-month period ended September 30, 2000, interest expense increased $63,000 to $426,000 compared to $363,000 for same period of 1999.

     The increase in interest expense on both a quarterly and year-to-date basis was a result of increased borrowings under the Company's line of credit and the higher prime rate (which is the reference rate on the Company's line of credit) in 2000 than in 1999.

                                       Page 7 of 13 sequentially numbered pages.

     OTHER INCOME AND EXPENSE

     Other expense, net of other income, increased $292,000 to $169,000 for the quarter ended September 30, 2000 compared to other income of $123,000 for the same quarter in 1999.

     For the nine-month period ended September 30, 2000, other expense increased $347,000 to $354,000 compared to $7,000 for the same period in 1999.

     The increase in other expense, net of other income, on both a quarterly and year-to-date basis resulted principally from foreign exchange losses recorded at the Company's UK subsidiary during the periods as compared to foreign exchange gains recorded in the same periods in 1999. In addition, foreign exchange losses were incurred on sales to Canada during 2000 due to the weakening Canadian dollar during the year as compared to foreign exchange gains recorded in 1999.

     PROVISION (BENEFIT) FOR INCOME TAXES

     As of September 30, 2000, the Company has current and non-current net deferred tax assets totaling $3,471,000, which primarily represent the tax benefit the Company expects to earn from the utilization of net operating loss carryforwards (NOLs) that were created from losses in 1998 and 2000. These NOLs expire in 2018 and 2020. However, due to the inherent uncertainty in forecasting future taxable income, management has recorded a valuation allowance of $800,000 to reduce said deferred tax assets to their estimated realizable value of $2,671,000. Realization of the net deferred tax asset (net of recorded valuation allowance) is dependent upon future profitable operations. Although realization is not assured, the management believes it is more likely than not that the net recorded benefits will be realized primarily through future profitable operations. In order to achieve this level of profitability, the Company will need to materially improve its performance when compared to the past five years. This improvement will be enabled as a result of the changes currently being implemented by the Company's new President and CEO. The primary change is to refocus the Company more on its sales to schools and other more educational products, which was its core business for the first twenty-five years of its existence. This change is expected to significantly improve the Company's future profitability primarily in two ways. First, the educational products have historically earned a higher profit margin than consumer products. Secondly, it will enable the Company to lower operating expenses as a percentage of sales as it will reduce the amount of money it has spent in recent years developing and marketing a myriad of consumer products, many of which were only marginally successful.

     In order to realize the recorded deferred tax asset of $2,671,000, the Company will need to generate future taxable income of approximately $7,000,000. If the Company is unable to generate sufficient taxable income prior to expiration of these NOLs, increases in the valuation allowance will be required through a charge to income. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

LIQUIDITY & CAPITAL RESOURCES

     In recent years, the Company's working capital needs have been met through funds generated from operations and from the Company's revolving line of credit. The Company's principal need for working capital has been to meet peak inventory and accounts receivable requirements associated with its seasonal sales patterns. The Company increases inventory levels during the spring and summer months in anticipation of increasing shipments in the summer and fall. Accounts receivable have historically increased during the summer and fall because of the Company's use of extended payment programs wherein sales are made to the Company's customers for which payment is deferred for one to three months based on the size of the sales orders. The number of days sales outstanding in accounts receivable increased to 119 days as compared to 84 days for the nine-month periods ended September 30, 2000 and 1999, respectively. This increase is primarily due to special dating programs that allowed for longer terms than the Company's typical extended payment program. These special dating programs were offered this year to incentivize customers to purchase additional products. The Company does not anticipate repeating said special dating programs in the future. Due to these sales
                                       Page 8 of 13 sequentially numbered pages.

patterns, the largest customer orders are shipped during the summer and fall, hence increasing accounts receivable balances during the third and fourth quarters.

     During the period ended September 30, 2000, the Company's sources of funds were primarily the net increase in borrowings under the Company's line of credit of $5,315,000 and an increase in accounts payable of $1,788,000. In addition, $1,000,000 was obtained from a shareholder in the form of long-term debt (bearing interest at 9.5% with a maturity date of September 2005) specifically for the purpose of purchasing an option to purchase The Amazing Live Sea-Monkeys-Registered Trademark- intellectual property. Said option is reported as a non-current asset in the accompanying consolidated balance sheets in the amount of $1,000,000. The option agreement provides the Company with the right, but not the obligation, to purchase the Amazing Live Sea-Monkeys-Registered Trademark- intellectual property, product line and related patents. The option expires on October 31, 2006.

     The principal uses of cash during the period ended September 30, 2000 were to fund the year-to-date net loss of $3,899,000 and an increase in inventory of $2,749,000. Capital spending of $576,000 during the period was primarily for tooling relating to new products.

     The Company currently has a revolving line of credit with a bank, which is collateralized by substantially all of the Company's assets. Under the revolving line of credit agreement, which expires June 30, 2001, the Company may borrow up to $8 million from January through June and up to $10 million from July through December. Advances, which are formula driven based on eligible accounts receivable and inventory levels, bear interest at one half-percentage point above the bank's reference rate (9.5% at September 30, 2000). The agreement requires the maintenance of minimum net income amounts and net worth amounts, and provides for various restrictions including limitations on capital expenditures and additional indebtedness. Although the Company was in violation of the net income and net worth covenants at September 30, 2000, the Company has received an oral waiver. At September 30, 2000, the Company had $8,077,000 of outstanding borrowings against this line of credit.

     The Company's borrowings available under the revolving line of credit and anticipated funds from operations that are used to satisfy the Company's working capital and capital expenditure requirements may not be adequate if (as management currently estimates) the downtrend in sales continues at its current pace for the remainder of the year. As such, the Company is currently investigating other means of raising capital (e.g., refinancing the mortgage on its corporate headquarters facility and/or sale of the facility and/or amending the borrowing base formula of its revolving line of credit agreement) and has implemented expense reduction activities in order to mitigate the potential cash flow impact of further potential sales declines. In the event that the Company's sales do not improve and the Company is unable to raise additional capital and/or sufficiently reduce operating expenses, the Company's financial position could be materially adversely affected.

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



ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to certain market risks, which arise during the normal course of business from changes in foreign exchange rates and interest rates. A discussion of the Company's market risk associated with it's foreign currency transactions is presented below. The market risk associated with long-term debt is not material.


                                       Page 9 of 13 sequentially numbered pages.

FOREIGN EXCHANGE RISK

     The Company sells its products in numerous countries around the world, however, except in Canada, such sales are denominated in U.S. Dollars. Additionally, the Company's UK subsidiary conducts its business in British pound sterling which is its functional currency, although its inter-company payable is denominated in U.S. dollars. These factors create an exposure to the future earnings of the Company when foreign exchange rates change and certain of its receivables as well as its foreign subsidiary's financial statements are denominated in foreign currencies.

     As such, the Company is primarily exposed to the following foreign currencies: the Canadian dollar and the British pound sterling. Based upon a hypothetical five-percent strengthening of the U.S. dollar across these currencies, the potential foreign exchange losses due to said foreign currency exposures would have been approximately $150,000 at September 30, 2000. The Company does not currently hedge this risk.


                                      Page 10 of 13 sequentially numbered pages.

                           PART II - OTHER INFORMATION


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               (1) Subordinated Secured Promissory Note by and between Educational Insights, Inc. and Burton Cutler and Diana P. Cutler, Co-Trustees, Cutler Family Trust UTD May 4, 1989, dated September 19, 2000.

               (2) Subordinated Security Agreement by and between Educational Insights, Inc. and Burton Cutler and Diana P. Cutler, Co-Trustees, Cutler Family Trust UTD May 4, 1989, dated September 19, 2000.

          (b) REPORTS ON FORM 8-K The following report on Form 8-K was filed during the period in question:

               (1) On September 19, 2000, a report was filed reporting a change in the registrant's certifying accountant.


                                      Page 11 of 13 sequentially numbered pages.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EDUCATIONAL INSIGHTS, INC.
                                      (Registrant)





Date:  November 10, 2000           By:     /s/ G. REID CALCOTT
                                      ----------------------------------------
                                      G.  Reid Calcott
                                      President and Chief Executive Officer


Date:  November 10, 2000           By:     /s/ STEPHEN E. BILLIS
                                      ----------------------------------------
                                      Stephen E. Billis
                                      Vice President and Chief Financial Officer



                                      Page 12 of 13 sequentially numbered pages.

                                INDEX TO EXHIBITS


EXHIBIT                                                                                       SEQUENTIALLY
NUMBER                           DESCRIPTION                                                  NUMBERED PAGE
-------                          -----------                                                  --------------

10.23     Subordinated Secured Promissory Note by and between Educational
          Insights, Inc. and Burton Cutler and Diana P. Cutler, Co-Trustees,
          Cutler Family Trust UTD May 4, 1989, dated September 19, 2000.

10.24     Subordinated Security Agreement by and between Educational Insights,
          Inc. and Burton Cutler and Diana P. Cutler, Co-Trustees, Cutler Family
          Trust UTD May 4, 1989, dated September 19, 2000.



                                      Page 13 of 13 sequentially numbered pages.